Form 10-Q
period 2010-10-09
Tops Holding Corp
filed 2010-11-22
CIK 1483173

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 9, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 333-168065

TOPS HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-1252536 (I.R.S. Employer Identification No.)

6363 Main Street, Williamsville, New York 14221	(716) 635-5000 (Telephone Number)
(Address of principal executive office, including zip code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 22, 2010, 144,776 shares of common stock of the registrant were outstanding.

*	The registrant has not been subject to the filing requirements for the past 90 days. The registrant became subject to the filing requirements on September 30, 2010.

TOPS HOLDING CORPORATION

i

PART I — FINANCIAL INFORMATION (Unaudited)

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	October 9, 2010	January 2, 2010
Assets
Current assets:
Cash and cash equivalents	$16,601	$19,722
Accounts receivable, net	57,098	49,457
Inventory, net	121,585	82,272
Prepaid expenses and other current assets	13,611	13,535
Income taxes refundable	598	760
Current deferred tax assets	5,601	5,986

Total current assets	215,094	171,732

Property and equipment, net	381,362	333,416
Intangible assets, net (Note 4)	81,601	76,356
Other assets (Note 5)	14,189	11,344

Total assets	$692,246	$592,848

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$91,207	$68,462
Accrued expenses and other current liabilities (Note 6)	90,513	68,334
Current portion of capital lease obligations	10,603	8,186
Current portion of long-term debt (Note 8)	396	362

Total current liabilities	192,719	145,344

Capital lease obligations	174,044	175,340
Long-term debt (Note 8)	350,278	288,194
Other long-term liabilities	19,428	16,785
Non-current deferred tax liabilities	5,601	5,986

Total liabilities	742,070	631,649

Shareholders’ deficit:
Common shares ($0.001 par value; 300,000 authorized shares at October 9, 2010, 200,000 authorized shares at January 2, 2010, 144,776 shares issued & outstanding at October 9, 2010, 100,000 shares issued & outstanding at January 2, 2010)	—	—
Paid-in capital	(2,936)	(3,383)
Accumulated deficit	(47,023)	(35,553)
Accumulated other comprehensive income, net of tax	135	135

Total shareholders’ deficit	(49,824)	(38,801)

Total liabilities and shareholders’ deficit	$692,246	$592,848

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	12-week periods ended		40-week periods ended
	October 9, 2010	October 3, 2009	October 9, 2010	October 3, 2009
Net sales	$519,859	$373,216	$1,726,707	$1,271,161
Cost of goods sold (excluding distribution costs)	(362,206)	(260,433)	(1,201,152)	(884,605)
Distribution costs	(10,752)	(7,449)	(34,262)	(25,462)

Gross profit	146,901	105,334	491,293	361,094

Operating expenses:
Wages, salaries and benefits	(70,871)	(50,083)	(238,377)	(170,569)
Selling and general expenses	(24,381)	(17,021)	(80,188)	(55,958)
Administrative expenses (inclusive of stock-based compensation expense of $21, $153, $447 and $511)	(19,670)	(13,352)	(82,172)	(47,322)
Rent expense	(4,518)	(2,997)	(14,535)	(9,731)
Depreciation and amortization	(15,090)	(11,955)	(48,804)	(39,688)
Advertising	(5,923)	(2,966)	(18,278)	(9,054)

Total operating expenses	(140,453)	(98,374)	(482,354)	(332,322)

Operating income	6,448	6,960	8,939	28,772

Bargain purchase (Note 3)	—	—	16,716	—
(Loss) gain on debt extinguishment	(33)	—	(1,041)	505
Interest expense, net	(14,368)	(8,992)	(46,852)	(31,966)

Loss before income taxes	(7,953)	(2,032)	(22,238)	(2,689)

Income tax benefit	397	1,159	10,768	1,289

Net loss	$(7,556)	$(873)	$(11,470)	$(1,400)

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	40-week periods ended
	October 9, 2010	October 3, 2009
Cash flows provided by operating activities:
Net loss	$(11,470)	$(1,400)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,752	49,003
Bargain purchase	(16,716)	—
Deferred income taxes	(10,585)	(1,289)
Amortization of deferred financing costs	1,791	865
Loss (gain) on debt extinguishment	1,041	(505)
Stock-based compensation expense	447	511
LIFO inventory valuation adjustment	383	578
Interest rate swap interest paid	—	3,143
Impact of interest rate swap on deferred tax assets	—	(582)
Change in fair value of interest rate swap	—	(1,256)
Other	223	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,641)	(7,278)
Increase in inventories	(7,779)	(1,772)
Decrease (increase) in prepaid expenses and other current assets	2,278	(1,774)
Decrease (increase) in income taxes refundable	162	(790)
Increase in accounts payable	22,397	7,700
Increase (decrease) in accrued expenses and other current liabilities	9,265	(7,337)
Increase in other long-term liabilities	2,390	4,368

Net cash provided by operating activities	45,938	42,185

Cash flows used in investing activities:
Acquisition of The Penn Traffic Company (Note 3)	(85,023)	—
Cash paid for property and equipment	(34,280)	(19,336)
Proceeds from sale of assets	20,738	—
Interest rate swap interest paid	—	(3,143)

Net cash used in investing activities	(98,565)	(22,479)

Cash flows provided by (used in) financing activities:
Proceeds from long-term debt borrowings	112,125	—
Repayment of long-term debt borrowings	(36,283)	(23,651)
Borrowings on ABL Facility	191,400	—
Repayments on ABL Facility	(205,400)	—
Proceeds from issuance of common stock	30,000	—
Dividend to shareholders	(30,000)	—
Principal payments on capital leases	(7,007)	(5,518)
Deferred financing costs incurred	(5,677)	(437)
Change in bank overdraft position	348	(169)

Net cash provided by (used in) financing activities	49,506	(29,775)

Net decrease in cash and cash equivalents	(3,121)	(10,069)
Cash and cash equivalents — beginning of period	19,722	30,319

Cash and cash equivalents — end of period	$16,601	$20,250

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION
The Company
Tops Holding Corporation (“Holding” or “Company”) was incorporated on October 5, 2007 and commenced operations on December 1, 2007 with the sole purpose of owning and operating Tops Markets, LLC (“Tops Markets” or “Tops”), a wholly-owned subsidiary. Holding is owned by various funds affiliated with Morgan Stanley Private Equity, an affiliate of Morgan Stanley (“Morgan Stanley”), HSBC Private Equity Partners (“HSBC”), two minority investors and a Company employee. Tops operates as a food retailer in Upstate New York and Northern Pennsylvania under the banner Tops.
On January 29, 2010, the Company completed the acquisition (the “Acquisition”) of substantially all assets and certain liabilities of The Penn Traffic Company (“Penn Traffic”) and its subsidiaries, including Penn Traffic’s 79 retail supermarkets, in exchange for cash consideration of $85.0 million. These supermarkets currently operate under the banners of Tops, P&C and Quality Markets in Upstate New York and Northern Pennsylvania. As of November 22, 2010, the Company has retained 55 supermarkets. In August 2010, the Federal Trade Commission (“FTC”) issued a Proposed Order that would require Tops to sell seven of these retained supermarkets. The Proposed Order was subject to public comment until September 7, 2010. The Company is awaiting the approval of a Final Order by the FTC. The remaining 24 supermarkets have been closed, sold or liquidated. The Company currently operates 127 corporate retail supermarkets with an additional five franchise supermarkets.
Accounting Policies
The summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements of Tops Holding Corporation for the fiscal year ended January 2, 2010.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and accounting policies are consistent, in all material respects, with those applied in preparing the Company’s audited consolidated financial statements for the fiscal year ended January 2, 2010. In the opinion of management, these interim financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for the fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. All intercompany transactions have been eliminated. The condensed consolidated balance sheet as of January 2, 2010 has been derived from the audited consolidated balance sheet as of that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes. The accompanying condensed consolidated financial statements present results for the 12-week and 40-week periods ended October 9, 2010 and October 3, 2009. These results are not necessarily indicative of the results that may be achieved for the 52-week period ending January 1, 2011, or any other period. The Company has evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited condensed consolidated interim financial statements and there are no material subsequent events which require additional disclosure.
Segments
The Company operates 127 corporate retail supermarkets with an additional five franchise supermarkets, which offer grocery, produce, frozen, dairy, meat, floral, seafood, health and beauty care, general merchandise, deli and bakery goods. Across all 127 retail supermarkets, the Company operates one store format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers. The Company has concluded that each individual supermarket is an operating segment. As of October 9, 2010, 80 of the supermarkets offer pharmacy services and 36 fuel centers were in operation, inclusive of the franchise locations. The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, earnings and total assets, are its only reportable segment.
These 127 operating segments have been aggregated into one reportable segment because, in the Company’s judgment, the operating segments have similar historical economic characteristics and are expected to have similar economic characteristics and long-term financial performance in the future. The principal measures and factors considered in determining whether the economic characteristics are similar are gross margin percentage, capital expenditures, competitive risks and employee labor agreements. In addition, each operating segment has similar products and types of customers, similar methods of distribution and a similar regulatory environment.

The following table presents sales revenue by type of similar product (dollars in thousands):

	12-week periods ended				40-week periods ended
	October 9, 2010		October 3, 2009		October 9, 2010		October 3, 2009
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Non-perishables(1)	$301,209	57.9%	$209,833	56.2%	$996,726	57.7%	$722,604	56.8%
Perishables(2)	137,610	26.5%	95,108	25.5%	467,757	27.1%	332,745	26.2%
Pharmacy	41,368	8.0%	36,083	9.7%	138,721	8.0%	121,872	9.6%
Fuel	36,339	7.0%	29,142	7.8%	112,221	6.5%	83,650	6.6%
Other(3)	3,333	0.6%	3,050	0.8%	11,282	0.7%	10,290	0.8%

	$519,859	100.0%	$373,216	100.0%	$1,726,707	100.0%	$1,271,161	100.0%

(1)	Non-perishables consist of grocery, dairy, frozen, general merchandise, health and beauty care and other non-perishable related products.

(2)	Perishables consist of produce, meat, seafood, bakery, deli, floral, prepared foods and other perishable related products.

(3)	Other primarily consists of franchise income and service commission income, such as lottery, money orders and money transfers.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and notes thereto. The most significant estimates used by management are related to the accounting for vendor allowances, valuation of long-lived assets, lease classification, self-insurance reserves, inventory valuation and income taxes. Actual results could differ from these estimates.
Fair Value of Financial Instruments
The provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” establish a framework for measuring fair value and a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:
Level 1 — observable inputs such as quoted prices in active markets;
Level 2 — inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and
Level 3 — unobservable inputs that reflect the Company’s determination of assumptions that market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including the Company’s own data.
The fair value of the Company’s Senior Notes is based on quoted market prices. At October 9, 2010, the fair value of total debt excluding capital leases was $378.2 million, compared to a carrying value of $350.7 million. At January 2, 2010, the fair value of total debt excluding capital leases was $300.2 million, compared to a carrying value of $288.6 million.
2. RECENT ACCOUNTING PRONOUNCEMENTS
There are currently no recent accounting pronouncements which had or are expected to have a material impact on the Company’s consolidated financial statements as of the date of this Quarterly Report on Form 10-Q (“10-Q”).
3. BUSINESS ACQUISITION
On January 29, 2010, the Company completed the Acquisition of substantially all assets and certain liabilities of Penn Traffic, including Penn Traffic’s 79 retail supermarkets. In addition to the cash consideration of $85.0 million paid to Penn Traffic, the Company incurred $6.2 million of transaction costs, of which $0.4 million and $5.1 million have been recorded in administrative expenses in the consolidated statements of operations for the 12-week and 40-week periods ended October 9, 2010, respectively. The remaining transaction costs were incurred in Fiscal 2009. The Acquisition is accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.”

During the 40-week period ended October 9, 2010, the Company liquidated and closed 13 supermarkets and sold an additional 11 supermarkets and certain other acquired assets to third parties for $20.5 million, of which $3.8 million and $20.5 million was received during the 12-week and 40-week periods ended October 9, 2010, respectively.
The Company believes the Acquisition creates significant strategic value due to the complementary nature of our supermarket bases and those of Penn Traffic. The Acquisition presented a significant opportunity for us to acquire a large number of supermarkets in a single transaction with minimal incremental general and administrative expenses.
As a result of the preliminary allocation of the purchase price, the assets acquired and liabilities assumed from Penn Traffic were recorded at their respective fair values as of the acquisition date. Due to the size and timing of the Acquisition, the preliminary allocation of the purchase is based on management’s best estimates of fair value as of the acquisition date using information as of the date of this 10-Q and is subject to adjustments. The valuations will be finalized within 12 months of the closing of the Acquisition. As the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of property and equipment, inventory and identifiable intangible assets acquired and will be adjusted retrospectively.
The fair values of buildings, personal property and site improvements, all of which are included in property and equipment below, were determined using the cost approach. The fair value of land was determined using the market approach. The fair values of intangible assets were primarily determined using the income approach which, for the tradenames, is based upon a present value of the economic royalty savings associated with the tradenames and revenue projections attributed to the tradenames. For the customer relationships, the fair value is based upon an excess earnings approach which is equal to the present value of incremental after-tax cash flows. The amortization period is seven to nine years and eleven years for the tradenames and customer relationships, respectively. Tradenames are being amortized on an accelerated basis based upon a brand obsolescence assumption, while the customer relationships are being amortized on an accelerated basis based upon the level of expected attrition.
The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the transaction date, and adjustments made to the estimated fair values of these assets and liabilities (dollars in thousands):

	Initial		Revised
	Estimate	Adjustments	Estimate
Assets acquired:
Inventory	$32,792	$(875)	$31,917
Prepaid expenses	2,354	—	2,354
Property and equipment	63,878	(9,055)	54,823
Favorable/unfavorable lease rights	6,589	777	7,366
Tradenames	4,200	—	4,200
Customer relationships	1,100	600	1,700
Assets held for sale	22,791	(810)	21,981

Total assets acquired	133,704	(9,363)	124,341
Liabilities assumed:
Accrued expenses and other current liabilities	5,891	443	6,334
Liabilities held for sale	1,585	(135)	1,450
Deferred tax liability	13,717	(2,757)	10,960
Other long-term liabilities	253	—	253
Capital lease obligations	6,314	(2,709)	3,605

Total liabilities assumed	27,760	(5,158)	22,602

Bargain purchase	(20,921)	4,205	(16,716)

Acquisition price	$85,023	$—	$85,023

The preliminary difference between the book basis and tax basis of the net assets acquired resulted in a deferred tax liability of $11.0 million. The excess of net assets acquired over the purchase price of $16.7 million has been recognized as a gain in the condensed consolidated statement of operations for the 40-week period ended October 9, 2010. This bargain purchase was attributable to the distressed status of Penn Traffic due to its historical operating results, which led to a November 2009 bankruptcy filing.

Unaudited Pro Forma Financial Information
The following table summarizes the Company’s unaudited pro forma operating results for the 12-week period ended October 3, 2009 and the 40-week periods ended October 9, 2010 and October 3, 2009 (dollars in thousands):

	12-week period ended	40-week periods ended
	October 3, 2009	October 9, 2010	October 3, 2009
Net sales	$516,498	$1,736,097	$1,707,106
Operating income	621	10,575	7,594
Net loss	(11,417)	(41,573)	(33,224)
This pro forma financial information is not intended to represent or be indicative of what would have occurred if the transactions had taken place on the dates presented and should not be taken as representative of the Company’s future consolidated results of operations or financial position. This pro forma financial information does not contemplate the cost savings expected to be realized from the achievement of certain synergies, including, without limitation, purchasing savings by leveraging Tops’ relationships with its suppliers and the reduction of duplicative selling, general and administrative expenses. This financial information includes pro forma results to give effect to the Acquisition, including only the 55 supermarkets that have currently been retained by the Company, including the seven supermarkets under Proposed Order by the FTC, as well as the October 2009 and February 2010 refinancing activities, as if they had occurred on December 28, 2008. Net sales and operating income related to the retained Penn Traffic supermarkets was $133.3 million and $2.6 million during the 12-week period ended October 9, 2010, respectively, and $387.0 million and $8.1 million during the 40-week period ended October 9, 2010, respectively.
4. INTANGIBLE ASSETS, NET
Intangible assets, net of accumulated amortization, consist of the following (dollars in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
October 9, 2010	Amount	Amortization	Amount	Period
Acquired Penn Traffic Intangible Assets:
Favorable/unfavorable lease rights	$7,366	$(784)	$6,582	7.4
Tradenames	4,200	(525)	3,675	8.5
Customer relationships	1,700	(225)	1,475	11.0

Other Intangible Assets:
Tradename	41,011	—	41,011	Indefinite life
Customer relationships	26,051	(13,775)	12,276	8.0
Favorable/unfavorable lease rights	14,369	(6,515)	7,854	9.3
Franchise agreements	11,538	(3,003)	8,535	11.0
Other	407	(214)	193	4.0

	$106,642	$(25,041)	$81,601	9.0

	Gross		Net
	Carrying	Accumulated	Carrying
January 2, 2010	Amount	Amortization	Amount
Tradename	$41,011	$—	$41,011
Customer relationships	26,051	(9,880)	16,171
Favorable/unfavorable lease rights	14,369	(4,800)	9,569
Franchise agreements	11,538	(2,196)	9,342
Other	407	(144)	263

	$93,376	$(17,020)	$76,356

Indefinite-lived intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise. Based on the Company’s assessment, no impairment indicators were present during the 40-week periods ended October 9, 2010 and October 3, 2009.

During the 12-week periods ended October 9, 2010 and October 3, 2009, amortization expense was $2.7 million and $1.7 million, respectively. During the 40-week periods ended October 9, 2010 and October 3, 2009, amortization expense was $8.0 million and $5.8 million, respectively. Such amortization is included in depreciation and amortization expense in the condensed consolidated statements of operations.
As of October 9, 2010, expected future amortization of intangible assets is as follows (dollars in thousands):

2010 (remaining period)	$2,405
2011	8,711
2012	6,989
2013	6,145
2014	5,345
Thereafter	10,995
5. OTHER ASSETS
Effective October 9, 2009, the Company issued $275.0 million of 10.125% Senior Secured Notes (the “Senior Notes”) due in 2015, and entered into a $70.0 million asset based lending facility (the “ABL Facility”) (see Note 8). The proceeds from the Senior Notes and the ABL Facility were utilized to repay the outstanding debt related to the Company’s previous first lien credit agreement and warehouse mortgage, pay a dividend to the Company’s owners, settle the Company’s outstanding interest rate swap arrangement, and pay fees and expenses related to the financing transactions. Costs associated with the Senior Notes of $9.9 million were capitalized and are being amortized over the term of the agreement using the effective interest method. Costs associated with the ABL Facility of $1.8 million were capitalized and are being amortized on a straight-line basis over the term of the agreement.
On January 29, 2010, the Company entered into a $25.0 million bridge loan facility (the “Bridge Loan”) with Morgan Stanley Senior Funding, Inc., and Banc of America Bridge LLC. Additionally, the Company’s ABL Facility was amended on January 29, 2010 to increase its borrowing capacity by up to $41.0 million, consisting of an increase in the amount available under the revolving credit facility of $30.0 million and a new term loan facility (the “Term Loan”) of $11.0 million. Costs associated with the Bridge Loan and Term Loan of $0.7 million and $0.4 million, respectively, were initially capitalized and were being amortized over the terms of the agreements using the effective interest method. As the Bridge Loan and Term Loan were both repaid in full on February 12, 2010, unamortized costs of $0.7 million and $0.3 million, respectively, have been recorded as a loss on debt extinguishment in the condensed consolidated statement of operations for the 40-week period ended October 9, 2010. Costs associated with the $30.0 million increase in the revolving ABL Facility of $0.8 million were capitalized and are being amortized on a straight-line basis over the term of the agreement.
On February 12, 2010 the Company issued an additional $75.0 million of Senior Notes under the same terms of the October 9, 2009 issuance. Costs associated with the additional Senior Notes of $3.9 million were capitalized and are being amortized over the term of the agreement using the effective interest method.
Amortization of deferred financing costs is included in interest expense in the consolidated statements of operations and amounted to $0.6 million and $0.3 million for the 12-week periods ended October 9, 2010 and October 3, 2009, respectively. In the 40-week periods ended October 9, 2010 and October 3, 2009, amortization expense was approximately $1.8 million and $0.9 million, respectively. At October 9, 2010, other assets include deferred financing costs, net of accumulated amortization of $2.2 million, totaling $14.2 million. At January 2, 2010, other assets include deferred financing costs, net of accumulated amortization of $0.4 million, totaling $11.3 million.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (dollars in thousands):

	October 9, 2010	January 2, 2010
Interest payable	$17,281	$6,936
Wages, taxes and benefits	16,312	15,813
Lottery	10,267	7,565
Property and equipment expenditures	8,434	2,349
Union medical, pension and 401(k)	5,540	3,029
Sales and use tax	4,479	1,117
Money orders	3,330	4,855
Professional and legal fees	3,250	1,741
Utilities	3,221	2,378
Vacation	2,744	4,873
Gift cards	2,287	3,685
Advertising	1,737	874
Repairs and maintenance	1,710	984
Real estate taxes	1,473	901
Self-insurance reserves	1,406	1,406
Retirement obligations	879	879
Financed insurance policies	—	2,220
Other	6,163	6,729

	$90,513	$68,334

7. LEASES
The Company has a number of leases in effect for supermarket properties and equipment. The initial lease terms generally range up to twenty-five years and will expire at various times through 2026, with options to renew for additional periods. The majority of the supermarket leases provide for base rental, plus real estate taxes, insurance, common area maintenance and other operating expenses applicable to the leased premises. Some leases contain escalation clauses for future rents and contingent rents based on sales volumes.
During the 12-week periods ended October 9, 2010 and October 3, 2009, the Company incurred rental expense related to operating leases recorded in rent expense of $5.7 million and $3.7 million, offset by sublease rental income of $1.2 million and $0.7 million, respectively. In addition, the Company incurred rental expense related to equipment rent recorded in selling and general expenses of $0.2 million during each of the 12-week periods ended October 9, 2010 and October 3, 2009, respectively, and equipment and office rent recorded in administrative expenses of $0.6 million and $0.4 million during the 12-week periods ended October 9, 2010 and October 3, 2009, respectively.
During the 40-week periods ended October 9, 2010 and October 3, 2009, the Company incurred rental expense related to operating leases recorded in rent expense of $18.9 million and $12.3 million, offset by sublease rental income of $4.4 and $2.6 million, respectively. In addition, the Company incurred rental expense related to equipment rent recorded in selling and general expenses of $0.5 million during each of the 40-week periods ended October 9, 2010 and October 3, 2009 and equipment and office rent recorded in administrative expenses of $1.6 million and $1.3 million during the 40-week periods ended October 9, 2010 and October 3, 2009, respectively.
8. DEBT
Long-term debt consists of the following (dollars in thousands):

	October 9, 2010	January 2, 2010
Senior Secured Notes	$350,000	$275,000
Discount on Senior Secured Notes, net	(2,998)	(4,399)
ABL Facility	—	14,000
Other loans	2,438	2,565
Mortgage note payable	1,234	1,390

Total debt	350,674	288,556
Current portion	(396)	(362)

Total long-term debt	$350,278	$288,194

On October 9, 2009, the Company issued $275.0 million of Senior Notes, bearing interest of 10.125%. The Company received proceeds from the Senior Notes issuance, net of a $4.5 million original issue discount, of $270.5 million. The Senior Notes mature October 15, 2015 and require semi-annual interest payments beginning April 15, 2010. The Senior Notes are collateralized by (i) first-priority interests, subject to certain exceptions, in the Company’s warehouse distribution facility in Lancaster, New York, certain owned real property acquired by the Company, Tops Markets and the guarantors, Tops PT, LLC and Tops Gift Card Company, LLC, following the issue date of the Senior Notes, intellectual property, equipment, stock of subsidiaries and substantially all other assets of the Company, Tops Markets and the guarantors (other than leasehold interests in real property), other than assets securing the ABL Facility (as defined below) on a first priority basis (collectively, the “Notes Priority Collateral”), and (ii) second-priority interests, subject to certain exceptions and permitted liens, in the assets of the Company, Tops Markets and the guarantors that secure the ABL Facility on a first-priority basis, including present and future receivables, inventory, prescription lists, deposit accounts and certain related rights and proceeds relating thereto (collectively, the “ABL Priority Collateral”).
Also effective October 9, 2009, the Company entered into a revolving ABL Facility that expires on October 9, 2013. The ABL Facility allowed a maximum borrowing capacity of $70.0 million, including a sub-limit for the issuance of letters of credit, subject to a borrowing base calculation. The Company’s ABL Facility was amended on January 29, 2010 to increase its borrowing capacity by up to $41.0 million, consisting of an increase in the amount available under the revolving credit facility of $30.0 million and a Term Loan of $11.0 million, in each case subject to a borrowing base calculation. The Term Loan was repaid in full with the proceeds from the $75.0 million of Senior Notes issued on February 12, 2010. Based upon the borrowing base calculation as of October 9, 2010, the unused commitment under the ABL Facility was $79.2 million, after giving effect to $12.8 million of letters of credit outstanding thereunder. Revolving loans under the ABL Facility will, at the Company’s option, bear interest at either i) LIBOR plus a margin of 350 to 400 basis points, determined based on levels of borrowing availability, or ii) the prime rate plus a margin of 250 to 300 basis points, determined based on levels of borrowing availability. The ABL Facility is collateralized primarily by (i) first-priority interests, subject to certain exceptions, in the ABL Priority Collateral and (ii) second-priority interests, subject to certain exceptions, in the Notes Priority Collateral.
On January 29, 2010, the Company entered into a $25.0 million Bridge Loan with Morgan Stanley Senior Funding, Inc. and Banc of America Bridge LLC. The Bridge Loan was repaid in full with the proceeds from the $75.0 million of Senior Notes issued on February 12, 2010.
On February 12, 2010, the Company issued an additional $75.0 million of Senior Notes on the same terms as the October 2009 issuance. The Company received proceeds of $76.1 million from the additional Senior Notes issuance, including a $1.1 million original issue premium. The Company has incurred $4.7 million of financing costs, primarily related to the additional Senior Notes issuance, which are capitalized in other assets in the Company’s consolidated balance sheet.
The Senior Notes and ABL Facility contain customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sale or transfer of assets, payment of dividends, transactions involving affiliates, change in control and other matters customarily restricted in such agreements. Failure to meet any of these covenants would be an event of default. As of October 9, 2010, the Company was in compliance with all such covenants.
9. DERIVATIVE INSTRUMENTS
In order to reduce the Company’s exposure to fluctuations in interest rates, Holding entered into an interest rate swap agreement effective December 28, 2007. This agreement was intended to convert a portion of the Company’s floating-rate debt to fixed-rate debt. Such agreement involved the exchange of fixed-rate and floating-rate payments over the life of the agreement without the exchange of the underlying principal amounts.
In accordance with the provisions of ASC 815, “Derivatives and Hedging,” through November 16, 2008, the Company had designated and accounted for its interest rate swap agreement as a cash flow hedge. On November 17, 2008, the Company calculated its effectiveness test and determined that the interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting. Subsequent to the discontinuance of hedge accounting, this agreement was marked-to-market and the change in the fair value of the interest rate swap subsequent to November 17, 2008 was recorded within interest expense in the Company’s consolidated statements of operations. The interest rate swap was settled on October 9, 2009.
During the 12-week period ended October 3, 2009, the increase in the negative fair value of the interest rate swap of $1.1 million was recorded within interest expense. The pre-tax amount previously recognized in accumulated other comprehensive income (“AOCI”), totaling $5.2 million at November 17, 2008, was amortized as an increase to interest expense over the remaining term of the interest rate swap agreement. Such amortization recognized during the 12-week period ended October 3, 2009 was $0.6 million.
During the 40-week period ended October 3, 2009, the decrease in the negative fair value of the interest rate swap of $1.3 million was recorded within interest expense. The amortization of the pre-tax amount previously recognized in AOCI during the 40-week period ended October 3, 2009 was $1.7 million.

10. INCOME TAXES
The income tax benefit for the 12-week and 40-week periods ended October 9, 2010 and October 3, 2009 consisted of the following (dollars in thousands):

	12-week periods ended		40-week periods ended
	October 9, 2010	October 3, 2009	October 9, 2010	October 3, 2009
Current	$397	$—	$183	$—
Deferred	—	1,159	10,585	1,289
The income tax benefit for the 12-week period ended October 9, 2010 reflects a $0.4 million reduction in the Company’s liability related to unrecognized tax benefits based upon the finalization of the examination of the Company’s U.S. federal income tax returns for tax years 2007 and 2008 by the Internal Revenue Service (“IRS”). The overall effective tax rate for the 12-week period ended October 9, 2010 was 5.0%. The effective tax rate would have been 39.8% without the impact of adjustments to the valuation allowance and discrete charges. The income tax benefit for the 12-week period ended October 3, 2009 was primarily attributable to the pre-tax loss and the impact of permanent tax items. The overall effective rate for the 12-week period ended October 3, 2009 was 57.0%.
The income tax benefit for the 40-week period ended October 9, 2010 primarily reflects net valuation allowance adjustments representing an $11.0 million reversal of valuation allowance that was established in Fiscal 2009 as a result of the recognition of a deferred tax liability that resulted from the bargain purchase associated with the Acquisition. The timing of taxable income resulting from the amortization of the gain for tax purposes provides sufficient future taxable income to support the future deductibility of the Company’s deferred tax assets. Additionally, the income tax benefit reflects a $0.4 million reduction in the Company’s liability related to unrecognized tax benefits based upon the finalization of the examination of the Company’s U.S. federal income tax returns for tax years 2007 and 2008 by the IRS. The overall effective rate for the 40-week period ended October 9, 2010 was 48.4%. The effective tax rate would have been 40.0% without the impact of adjustments to the valuation allowance, bargain purchase and discrete charges. The income tax benefit for the 40-week period ended October 3, 2009 was primarily attributable to the pre-tax loss and the impact of permanent tax items. The overall effective rate for the 40-week period ended October 3, 2009 was 47.9%.
The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s U.S. federal income tax return for tax year 2009 remains subject to examination by the IRS. State returns remain subject to examination for tax years 2007 and beyond depending on each state’s statute of limitation.
11. SHAREHOLDERS’ DEFICIT
Effective January 27, 2010, Holding’s Board of Directors increased the number of common stock shares that Holding has the authority to issue from 200,000 shares to 300,000 shares. On January 29, 2010, the Company received $30.0 million of proceeds from the issuance of 44,776 shares of common stock to certain shareholders of Holding. On July 26, 2010, the Company paid a dividend to its shareholders totaling $30.0 million, or $207.22 per share of common stock outstanding.
On October 5, 2010, the Board of Directors of the Company approved an amendment to the Company’s 2007 Stock Incentive Plan, which increased the number of shares of common stock of the Company reserved for issuance under the Plan to 13,600 shares.
Comprehensive loss, net of related tax effects, consists of the following (dollars in thousands):

	12-week periods ended		40-week periods ended
	October 9, 2010	October 3, 2009	October 9, 2010	October 3, 2009
Net loss	$(7,556)	$(873)	$(11,470)	$(1,400)
Other comprehensive income:
Reclassification adjustment on interest rate swap	—	354	—	1,043

Total other comprehensive income	—	354	—	1,043

Total comprehensive loss	$(7,556)	$(519)	$(11,470)	$(357)

12. RETIREMENT PLANS
The Company contributes to various multi-employer pension plans under collective bargaining agreements and provides certain health care benefits to eligible retirees and their dependents. For each of the 12-week periods ended October 9, 2010 and October 3, 2009, the Company made contributions to multi-employer pension plans of $1.3 million. During the 40-week periods ended October 9, 2010 and October 3, 2009, the Company made contributions to multi-employer pension plans of $5.8 million and $4.3 million, respectively. Contributions for the 12-week and 40-week periods ended October 9, 2010 included $0.4 million and $1.2 million, respectively, attributable to employees of the acquired Penn Traffic supermarkets.
13. COMMITMENTS
In November 2009, the Company entered into a supply contract with C&S Wholesale Grocers, Inc. (“C&S”) whereby C&S provides warehousing, logistics, procurement and purchasing services in support of the majority of the Company’s supply chain. The agreement expires on September 24, 2016. The agreement provides that the actual costs of performing the services shall be reimbursed to C&S on an “open-book” or “cost-plus” basis, whereby the parties will negotiate annual budgets that will be reconciled against actual costs on a periodic basis. The parties will also annually negotiate services specifications and performance standards that will govern warehouse operations. The agreement defines the parties’ respective responsibilities for the procurement and purchase of merchandise intended for use or resale at the Company’s supermarkets, as well as the parties’ respective remuneration for warehousing and procurement/purchasing activities. In consideration for the services it provides under the agreement, C&S is paid an annual fee and has incentive income opportunities based upon Tops’ cost savings and increases in retail sales volume.
In February 2008, the Company entered into a three-year supply contract with McKesson Corporation (“McKesson”) for the supply of substantially all prescription drugs and other health and beauty care products requirements. The Company is required to purchase a minimum of $360.0 million of product during the contract term. Tops purchased approximately $34.7 million and $34.0 million of product from McKesson during the 12-week periods ended October 9, 2010 and October 3, 2009, respectively. Tops purchased approximately $116.1 million and $104.4 million of products from McKesson during the 40-week periods ended October 9, 2010 and October 3, 2009, respectively.
Effective July 24, 2010, Tops extended its existing IT outsourcing agreement with HP Enterprise Services, LLC (“HP”) (formerly known as Electronic Data Systems, LLC) through December 31, 2017 to provide a wide range of information systems services. Under the agreement, HP provides data center operations, mainframe processing, business applications and systems development to enhance the Company’s customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. The costs of these future purchase commitments are not reflected in the Company’s condensed consolidated balance sheets.
14. RELATED PARTY TRANSACTIONS
Effective November 30, 2007, Holding entered into a Transaction and Monitoring Fee Agreement with an affiliate of Morgan Stanley and HSBC. In consideration of certain services provided to Holding under this agreement, Holding pays an annual monitoring fee of $0.8 million to Morgan Stanley’s parent and $0.2 million to HSBC, payable on a quarterly basis. During each of the 12-week periods ended October 9, 2010 and October 3, 2009, the Company paid $0.2 million and $0.3 million, respectively, related to this agreement. For each of the 40-week periods ended October 9, 2010 and October 3, 2009, the Company paid $0.7 million related to this agreement. These fees are included in administrative expenses in the condensed consolidated statements of operations.
During the 40-week period ended October 9, 2010, the Company entered into a $25.0 million Bridge Loan and received a $30.0 million equity infusion from related parties, as discussed in Notes 8 and 11, respectively.
Tops Markets made a five-year loan to an executive for $0.2 million in connection with the executive’s relocation. During March 2010, the loan balance and related accrued interest was forgiven upon approval by the Company’s Board of Directors. Additionally, during July 2010, Tops reimbursed the executive for the personal tax impact of the loan forgiveness. This loan forgiveness and related tax reimbursement are included in administrative expenses in the condensed consolidated statement of operations for the 40-week period ended October 9, 2010.

15. GUARANTOR FINANCIAL STATEMENTS
The obligations of Holding and Tops Markets under the Senior Notes (the “Guaranteed Notes”) are jointly and severally, fully and unconditionally guaranteed by Tops Gift Card Company, LLC as of January 2, 2010 and both Tops Gift Card Company, LLC and Tops PT, LLC (“Guarantor Subsidiaries”), as of October 9, 2010, both of which are wholly-owned subsidiaries of Tops Markets. Tops Gift Card Company, LLC was established in October 2008, while Tops PT, LLC was established in January 2010. Tops Markets is a joint issuer of the notes and 100% owned by Holding. Separate financial statements of Holding, Tops Markets and of the Guarantor Subsidiaries are not presented as the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors.
The following supplemental financial information sets forth on a condensed consolidating basis, balance sheets as of October 9, 2010 and January 2, 2010 for Holding and Tops Markets, the Guarantor Subsidiaries and for the Company, the related statements of operations for the 12-week and 40-week periods ended October 9, 2010 and October 3, 2009 and statements of cash flows for the 40-week periods ended October 9, 2010 and October 3, 2009.
For purposes of the guarantor financial statements, the Company and its subsidiaries determine the applicable tax provision for each entity generally using the separate return method. Under this method, current and deferred taxes are allocated to each reporting entity as if it were to file a separate tax return. The rules followed by the reporting entity in computing its tax obligation or refund, including the effects of the alternative minimum tax, would be the same as those followed in filing a separate return with the Internal Revenue Service. However, for purposes of evaluating an entity’s ability to realize its tax attributes, the Company assesses whether it is more likely than not that those assets will be realized at the consolidated level. Any differences in the total of the income tax provision for Holding only and the Guarantor Subsidiaries, as calculated on the separate return method, and the consolidated income tax provision are eliminated in consolidation.

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
OCTOBER 9, 2010
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$15,947	$654	$—	$16,601
Accounts receivable, net	—	43,760	13,338	—	57,098
Intercompany receivables	—	2,613	18,324	(20,937)	—
Inventory, net	—	82,865	38,720	—	121,585
Prepaid expenses and other current assets	—	11,026	2,585	—	13,611
Income taxes refundable	—	598	—	—	598
Current deferred tax assets	15,680	—	—	(10,079)	5,601

Total current assets	15,680	156,809	73,621	(31,016)	215,094

Property and equipment, net	—	318,790	62,572	—	381,362
Intangible assets, net	—	69,869	11,732	—	81,601
Other assets	—	14,189	3,041	(3,041)	14,189
Investment in subsidiaries	(62,492)	104,814	—	(42,322)	—

Total assets	$(46,812)	$664,471	$150,966	$(76,379)	$692,246

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$67,198	$24,009	$—	$91,207
Intercompany payables	2,613	18,324	—	(20,937)	—
Accrued expenses and other current liabilities	399	75,002	15,857	(745)	90,513
Current portion of capital lease obligations	—	10,289	314	—	10,603
Current portion of long-term debt	—	396	—	—	396
Current deferred tax liabilities	—	9,327	—	(9,327)	—

Total current liabilities	3,012	180,536	40,180	(31,009)	192,719

Capital lease obligations	—	170,810	3,234	—	174,044
Long-term debt	—	353,319	—	(3,041)	350,278
Other long-term liabilities	—	16,690	2,738	—	19,428
Non-current deferred tax liabilities	—	5,601	—	—	5,601

Total liabilities	3,012	726,956	46,152	(34,050)	742,070

Total shareholders’ (deficit) equity	(49,824)	(62,485)	104,814	(42,329)	(49,824)

Total liabilities and shareholders’ (deficit) equity	$(46,812)	$664,471	$150,966	$(76,379)	$692,246

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
JANUARY 2, 2010
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$19,712	$10	$—	$19,722
Accounts receivable, net	—	49,457	—	—	49,457
Intercompany receivables	—	1,900	2,306	(4,206)	—
Inventory, net	—	82,272	—	—	82,272
Prepaid expenses	—	13,535	—	—	13,535
Income taxes refundable	—	760	—	—	760
Current deferred tax assets	751	5,805	—	(570)	5,986

Total current assets	751	173,441	2,316	(4,776)	171,732

Property and equipment, net	—	333,416	—	—	333,416
Intangible assets, net	—	76,356	—	—	76,356
Other assets	—	11,344	3,041	(3,041)	11,344
Investment in subsidiaries	(37,652)	1,145	—	36,507	—

Total assets	$(36,901)	$595,702	$5,357	$28,690	$592,848

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$68,462	$—	$—	$68,462
Intercompany payables	1,900	2,306	—	(4,206)	—
Accrued expenses and other current liabilities	—	64,866	4,212	(744)	68,334
Current portion of capital lease obligations	—	8,186	—	—	8,186
Current portion of long-term debt	—	362	—	—	362

Total current liabilities	1,900	144,182	4,212	(4,950)	145,344

Capital lease obligations	—	175,340	—	—	175,340
Long-term debt	—	291,235	—	(3,041)	288,194
Other long-term liabilities	—	16,785	—	—	16,785
Noncurrent deferred tax liabilities	—	5,986	—	—	5,986

Total liabilities	1,900	633,528	4,212	(7,991)	631,649

Total shareholders’ (deficit) equity	(38,801)	(37,826)	1,145	36,681	(38,801)

Total liabilities and shareholders’ (deficit) equity	$(36,901)	$595,702	$5,357	$28,690	$592,848

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE 12-WEEK PERIOD ENDED OCTOBER 9, 2010
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$386,600	$133,444	$(185)	$519,859
Cost of goods sold (excluding distribution costs)	—	(273,878)	(88,328)	—	(362,206)
Distribution costs	—	(7,584)	(3,168)	—	(10,752)

Gross profit	—	105,138	41,948	(185)	146,901

Operating expenses:
Wages, salaries and benefits	—	(50,811)	(20,060)	—	(70,871)
Selling and general expenses	—	(16,133)	(8,433)	185	(24,381)
Administrative expenses	(293)	(14,979)	(4,398)	—	(19,670)
Rent expense	—	(2,355)	(2,163)	—	(4,518)
Depreciation and amortization	—	(13,172)	(1,918)	—	(15,090)
Advertising	—	(3,454)	(2,469)	—	(5,923)

Total operating expenses	(293)	(100,904)	(39,441)	185	(140,453)

Operating (loss) income	(293)	4,234	2,507	—	6,448

Loss on debt extinguishment	—	(33)	—	—	(33)
Interest expense, net	—	(14,284)	(84)	—	(14,368)
Earnings from equity method investees	(7,263)	2,423	—	4,840	—

(Loss) income before income taxes	(7,556)	(7,660)	2,423	4,840	(7,953)

Income tax benefit	—	397	—	—	397

Net (loss) income	$(7,556)	$(7,263)	$2,423	$4,840	$(7,556)

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE 12-WEEK PERIOD ENDED OCTOBER 3, 2009
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiary	Eliminations	Consolidated
Net sales	$—	$373,278	$58	$(120)	$373,216
Cost of goods sold (excluding distribution costs)	—	(260,433)	—	—	(260,433)
Distribution costs	—	(7,449)	—	—	(7,449)

Gross profit	—	105,396	58	(120)	105,334

Operating expenses:
Wages, salaries and benefits	—	(50,083)	—	—	(50,083)
Selling and general expenses	—	(17,115)	(26)	120	(17,021)
Administrative expenses	(391)	(12,948)	(13)	—	(13,352)
Rent expense	—	(2,997)	—	—	(2,997)
Depreciation and amortization	—	(11,955)	—	—	(11,955)
Advertising	—	(2,966)	—	—	(2,966)

Total operating expenses	(391)	(98,064)	(39)	120	(98,374)

Operating (loss) income	(391)	7,332	19	—	6,960

Interest (expense) income, net	—	(9,049)	57	—	(8,992)
Earnings from equity method investees	(576)	46	—	530	—

(Loss) income before income taxes	(967)	(1,671)	76	530	(2,032)

Income tax benefit (expense)	94	1,095	(30)	—	1,159

Net (loss) income	$(873)	$(576)	$46	$530	$(873)

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE 40-WEEK PERIOD ENDED OCTOBER 9, 2010
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,306,007	$421,394	$(694)	$1,726,707
Cost of goods sold (excluding distribution costs)	—	(920,963)	(280,189)	—	(1,201,152)
Distribution costs	—	(24,340)	(9,922)	—	(34,262)

Gross profit	—	360,704	131,283	(694)	491,293

Operating expenses:
Wages, salaries and benefits	—	(171,811)	(66,566)	—	(238,377)
Selling and general expenses	—	(54,537)	(26,345)	694	(80,188)
Administrative expenses	(1,558)	(66,127)	(14,487)	—	(82,172)
Rent expense	—	(7,380)	(7,155)	—	(14,535)
Depreciation and amortization	—	(43,377)	(5,427)	—	(48,804)
Advertising	—	(12,825)	(5,453)	—	(18,278)

Total operating expenses	(1,558)	(356,057)	(125,433)	694	(482,354)

Operating (loss) income	(1,558)	4,647	5,850	—	8,939

Bargain purchase	—	—	16,716	—	16,716
Loss on debt extinguishment	—	(1,041)	—	—	(1,041)
Interest (expense) income, net	—	(46,900)	48	—	(46,852)
Earnings from equity method investees	(24,840)	18,646	—	6,194	—

(Loss) income before income taxes	(26,398)	(24,648)	22,614	6,194	(22,238)

Income tax benefit (expense)	14,928	(192)	(3,968)	—	10,768

Net (loss) income	$(11,470)	$(24,840)	$18,646	$6,194	$(11,470)

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE 40-WEEK PERIOD ENDED OCTOBER 3, 2009
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,271,391	$321	$(551)	$1,271,161
Cots of goods sold (excluding distribution costs)	—	(884,605)	—	—	(884,605)
Distribution costs	—	(25,462)	—	—	(25,462)

Gross profit	—	361,324	321	(551)	361,094

Operating expenses:
Wages, salaries and benefits	—	(170,569)	—	—	(170,569)
Selling and general expenses	—	(56,314)	(195)	551	(55,958)
Administrative expenses	(1,224)	(46,056)	(42)	—	(47,322)
Rent expense	—	(9,731)	—	—	(9,731)
Depreciation and amortization	—	(39,688)	—	—	(39,688)
Advertising	—	(9,054)	—	—	(9,054)

Total operating expenses	(1,224)	(331,412)	(237)	551	(332,322)

Operating (loss) income	(1,224)	29,912	84	—	28,772

Gain on debt extinguishment	—	505	—	—	505
Interest (expense) income, net	—	(32,155)	189	—	(31,966)
Earnings from equity method investees	(458)	165	—	293	—

(Loss) income before income taxes	(1,682)	(1,573)	273	293	(2,689)

Income tax benefit (expense)	282	1,115	(108)	—	1,289

Net (loss) income	$(1,400)	$(458)	$165	$293	$(1,400)

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE 40-WEEK PERIOD ENDED OCTOBER 9, 2010
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(713)	$37,812	$8,839	$—	$45,938

Cash flows used in investing activities:
Acquisition of the Penn Traffic Company	—	—	(85,023)	—	(85,023)
Cash paid for property and equipment	—	(21,585)	(12,695)	—	(34,280)
Proceeds from sale of assets	—	—	20,738	—	20,738
Investment in subsidiaries	—	(85,023)	—	85,023	—
Change in intercompany receivables position	—	(713)	(16,018)	16,731	—

Net cash used in investing activities	—	(107,321)	(92,998)	101,754	(98,565)

Cash flows provided by financing activities:
Proceeds from long-term debt borrowings	—	112,125	—	—	112,125
Repayments of long-term debt borrowings	—	(36,283)	—	—	(36,283)
Borrowings on ABL Facility	—	191,400	—	—	191,400
Repayments on ABL Facility	—	(205,400)	—	—	(205,400)
Proceeds from issuance of common stock	30,000	30,000	—	(30,000)	30,000
Dividend to shareholders	(30,000)	(30,000)	—	30,000	(30,000)
Principal payments on capital leases	—	(6,787)	(220)	—	(7,007)
Deferred financing costs incurred	—	(5,677)	—	—	(5,677)
Capital contribution	—	—	85,023	(85,023)	—
Change in intercompany payables position	713	16,018	—	(16,731)	—
Change in bank overdraft position	—	348	—	—	348

Net cash provided by financing activities	713	65,744	84,803	(101,754)	49,506

Net (decrease) increase in cash and cash equivalents	—	(3,765)	644	—	(3,121)
Cash and cash equivalents — beginning of period	—	19,712	10	—	19,722

Cash and cash equivalents — end of period	$—	$15,947	$654	$—	$16,601

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE 40-WEEK PERIOD ENDED OCTOBER 3, 2009
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(713)	$44,703	$(1,805)	$—	$42,185

Cash flows (used in) provided by investing activities:
Cash paid for property and equipment	—	(19,336)	—	—	(19,336)
Interest rate swap interest paid	—	(3,143)	—	—	(3,143)
Change in intercompany receivables position	—	(713)	1,805	(1,092)	—

Net cash (used in) provided by investing activities	—	(23,192)	1,805	(1,092)	(22,479)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt borrowings	—	(23,651)	—	—	(23,651)
Principal payments on capital leases	—	(5,518)	—	—	(5,518)
Change in intercompany payables position	713	(1,805)	—	1,092	—
Deferred financing costs incurred	—	(437)	—	—	(437)
Change in bank overdraft position	—	(169)	—	—	(169)

Net cash provided by (used in) financing activities	713	(31,580)	—	1,092	(29,775)

Net decrease in cash and cash equivalents	—	(10,069)	—	—	(10,069)
Cash and cash equivalents — beginning of period	—	30,309	10	—	30,319

Cash and cash equivalents — end of period	$—	$20,240	$10	$—	$20,250

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this 10-Q. This 10-Q contains forward looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward looking statements. See “Forward-Looking Statements” below and “Risk Factors” under Item 1A in Part II of this 10-Q. The following does not include any discussion on the results of operations or financial condition of Penn Traffic and its subsidiaries.
Company Overview
We are a leading supermarket retailer in the Upstate New York and Northern Pennsylvania markets. Introduced in 1962, our Tops brand is widely recognized as a strong retail supermarket brand name in our markets supported by strong customer loyalty and attractive supermarket locations. We are headquartered in Williamsville, New York and have approximately 12,700 associates.
The terms “we,” “our,” “us” and the “Company” refer to Tops Holding Corporation and each of its consolidated subsidiaries, including its wholly owned subsidiary Tops Markets, LLC.
On January 29, 2010, we completed the acquisition (the “Acquisition”) of substantially all assets and certain specified liabilities of The Penn Traffic Company (“Penn Traffic”) and its subsidiaries, including its 79 retail supermarkets. These supermarkets now operate under the banners of Tops, P&C and Quality Markets in Upstate New York and Northern Pennsylvania. As of November 22, 2010, we have retained 55 supermarkets from the Acquisition. In August 2010, the Federal Trade Commission (“FTC”) issued a Proposed Order that would require Tops to sell seven of these retained supermarkets. The Proposed Order was subject to public comment until September 7, 2010. We are awaiting the approval of a Final Order by the FTC. The remaining 24 supermarkets have been closed, sold or liquidated. We currently operate 127 corporate retail supermarkets with an additional five franchise supermarkets.
Forward-Looking Statements
This 10-Q includes forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward- looking statements, which generally are not historical in nature. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding:
•	our ability to successfully integrate the acquisition of the assets of Penn Traffic;
•	the severity of the current economic conditions and the impact on consumer demand and spending and our pricing strategy;
•	pricing, market strategies, the expansion, consolidation and other activities of competitors, and our ability to respond to the promotional practices of competitors;
•	our ability to effectively increase or maintain our profit margins;
•	the success of our expansion and renovation plans;
•	fluctuations in utility, fuel and commodity prices, which could impact consumer spending and buying habits and the cost of doing business;
•	our exposure to the local economy and other adverse conditions due to our geographic concentration;
•	risks of natural disasters and severe weather conditions;
•	supply problems with our suppliers and vendors;
•	our relationships with unions and unionized employees, and the terms of future collective bargaining agreements or labor strikes;
•	increased operating costs resulting from rising employee benefit costs or pension funding obligations;
•	changes in, or the failure or inability to comply with, laws and governmental regulations, applicable to the operation of our pharmacy and other businesses;

•	the adequacy of our insurance coverage against claims of our consumers in connection with our pharmacy services;
•	estimates of the amount and timing of payments under our self-insurance policies;
•	risks of liability under environmental laws and regulations;
•	risks inherent in our motor fuel operations;
•	events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concerns, whether or not valid;
•	our ability to retain key personnel;
•	our ability to maintain and improve our information technology systems;
•	litigation claims or legal proceedings against us;
•	decisions by our controlling shareholders that may conflict with the interests of the holders of our equity and debt;
•	our ability to divest unwanted assets acquired in the acquisition of the assets of Penn Traffic; and
•	other factors discussed under “Risk Factors” and elsewhere in this 10-Q.
Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in “Risk Factors” under Item 1A in Part II of this 10-Q. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Basis of Presentation
We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. Our fiscal years include 13 four-week reporting periods, with an additional week in the thirteenth reporting period for 53 week fiscal years. Our first quarter of each fiscal year includes four reporting periods, while the remaining quarters include three reporting periods.
The summary condensed consolidated information for the 12-week and 40-week periods ended October 9, 2010 and October 3, 2009 has been derived from our unaudited condensed consolidated financial statements. Our condensed consolidated financial statements for the 12-week and 40-week periods ended October 9, 2010 and October 3, 2009 are unaudited, and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.
Recent and Future Events Affecting Our Results of Operations and the Comparability of Reported Results of Operations
Acquisition of Penn Traffic
On January 29, 2010, we completed the acquisition of Penn Traffic, including Penn Traffic’s 79 retail supermarkets. As of November 22, 2010, we have retained 55 supermarkets from the Acquisition. In August 2010, the FTC issued a Proposed Order that would require Tops to sell seven of these retained supermarkets. The Proposed Order was subject to public comment until September 7, 2010. We are awaiting the approval of a Final Order by the FTC. Net sales and operating income for the seven supermarkets were $13.6 million and $0.2 million, respectively, for the 12-week period ended October 9, 2010, and $41.1 million and $0.9 million, respectively, for the 40-week period ended October 9, 2010. As of May 2010, the remaining 24 supermarkets had been closed, sold or liquidated. Net sales and operating loss for these 24 supermarkets were $33.9 million and $2.6 million, respectively, during the 40-week period ended October 9, 2010. Also included in our results during the 12-week and 40-week periods ended October 9, 2010 were integration costs of $4.6 million and $21.1 million, respectively, and one-time legal and professional fees related to the Acquisition of $0.4 million and $5.1 million, respectively. Additionally, we incurred $2.1 million of legal expenses associated with the FTC’s review of the acquired supermarkets during the 40-week period ended October 9, 2010. Additional depreciation and amortization of $2.1 million and $6.1 million was incurred during the 12-week and 40-week periods ended October 9, 2010, respectively, associated with acquired property, equipment and intangible assets.

As a result of the preliminary allocation of the purchase price, the assets acquired and liabilities assumed from Penn Traffic were recorded at their respective fair values as of the acquisition date. Due to the size and timing of the Acquisition, the preliminary allocation of the purchase price is based on management’s best estimates of fair value as of the date of this 10-Q and is subject to adjustments. The valuations will be finalized within 12 months of the closing of the Acquisition. As the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of property and equipment, inventory and identifiable intangible assets acquired and will be adjusted retrospectively.
The excess of net assets acquired over the purchase price of $16.7 million has been recognized as a bargain purchase in the condensed consolidated statement of operations for the 40-week period ended October 9, 2010. This bargain purchase was attributable to the distressed status of Penn Traffic due to historical operating results, which led to a November 2009 bankruptcy filing.
Debt Refinancing
On October 9, 2009, we issued $275.0 million of senior secured notes, bearing annual interest of 10.125%. We received proceeds from the senior secured notes issuance, net of a $4.5 million original issue discount, of $270.5 million. The senior secured notes mature on October 15, 2015 and require semi-annual interest payments beginning April 15, 2010. The proceeds from the senior secured notes issued were utilized to repay the outstanding debt related to our previous first lien credit agreement and warehouse mortgage, pay a dividend to our owners, settle our outstanding interest rate swap arrangement, and pay fees and expenses related to the financing transactions.
On February 12, 2010, we issued an additional $75.0 million of senior secured notes under the same terms of the October 2009 issuance. We received proceeds of $76.1 million from this issuance, including a $1.1 million original issue premium. The proceeds were used, in part, to repay in full short-term borrowings that were entered into in order to finance the Acquisition.
Dividend
On July 26, 2010, we paid a dividend to our shareholders totaling $30.0 million, or $207.22 per share of common stock outstanding.
General Economic Conditions
The United States economy and financial markets have declined and experienced volatility due to uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sectors, the decline in the housing market, falling consumer confidence and rising unemployment rates. As a result, consumers are more cautious, possibly leading to additional reductions in consumer spending, to consumers trading down to a less expensive mix of products, or to consumers trading down to discounts for grocery items, all of which may affect our financial condition and results of operations.
Furthermore, because of economic conditions, we may experience reductions in traffic in our supermarkets or limitations on the prices we can charge for our products, either of which may reduce our sales and profit margins and have a material adverse affect on our financial condition and results of operations. Other economic factors, energy costs, increased transportation costs, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may increase our costs of sales and our operating expenses, and otherwise adversely affect our financial condition and results of operations. Thus far in 2010, in the 53-week period ended January 2, 2010 (“Fiscal 2009”) and in the 52-week period ended December 27, 2008 (“Fiscal 2008”), we have experienced the effects of some of these economic factors.
Results of Operations
12-Week Period Ended October 9, 2010 Compared with 12-Week Period Ended October 3, 2009
Executive Summary
The results of operations during the 12-week period ended October 9, 2010 when compared with the 12-week period ended October 3, 2009 were impacted primarily by the Acquisition. Fifty-five of the supermarkets acquired in the Acquisition had been retained and operated through October 9, 2010.

Net Sales
The following table includes a comparison of the components of our net sales for the 12-week periods ended October 9, 2010 and October 3, 2009.
(Dollars in thousands)

	12-week periods ended
	October 9, 2010	October 3, 2009	$ Change	% Change
Inside sales	$483,520	$344,074	$139,446	40.5%
Gasoline sales	36,339	29,142	7,197	24.7%

Net sales	$519,859	$373,216	$146,643	39.3%

Inside sales increased 40.5% in the 12-week period ended October 9, 2010 compared with the 12-week period ended October 3, 2009 due to sales of $133.3 million related to the acquired Penn Traffic supermarkets, combined with a 1.0% increase in same store sales.
Gasoline sales increased 24.7% in the 12-week period ended October 9, 2010 compared with the 12-week period ended October 3, 2009 due to a 21.1% increase in the number of gallons sold, primarily due to the addition of five new fuel stations since October 3, 2009, as well as a 3.0% increase in the retail price per gallon.
Gross Profit
The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 12-week periods ended October 9, 2010 and October 3, 2009.
(Dollars in thousands)

	12-week		12-week
	period ended	% of	period ended	% of	$	%
	October 9, 2010	Net Sales	October 3, 2009	Net Sales	Change	Change
Cost of goods sold	$(362,206)	69.7%	$(260,433)	69.8%	$101,773	39.1%
Distribution costs	(10,752)	2.1%	(7,449)	2.0%	3,303	44.3%

Gross profit	$146,901	28.3%	$105,334	28.2%	$41,567	39.5%

As a percentage of net sales, cost of goods sold decreased for the 12-week period ended October 9, 2010 compared with the 12-week period ended October 3, 2009 primarily due to a higher proportion of inside sales versus gasoline sales, where gasoline sales generally occur at lower margin rates. The lower proportion of gasoline sales is attributable to the absence of fuel stations at the acquired Penn Traffic supermarkets. The increase in distribution costs as a percentage of net sales is due to a $0.7 million cost sharing incentive adjustment paid to our logistics provider during the 12-week period ended October 9, 2010. Gross profit as a percentage of net sales increased due to the aforementioned change in sales mix.
Operating Expenses
The following table includes a comparison of operating expenses for the 12-week periods ended October 9, 2010 and October 3, 2009.
(Dollars in thousands)

	12-week		12-week
	period ended	% of	period ended	% of	$	%
	October 3, 2010	Net Sales	October 3, 2009	Net Sales	Change	Change
Wages, salaries and benefits	$70,871	13.6%	$50,083	13.4%	$20,788	41.5%
Selling and general expenses	24,381	4.7%	17,021	4.6%	7,360	43.2%
Administrative expenses	19,670	3.8%	13,352	3.6%	6,318	47.3%
Rent expense	4,518	0.9%	2,997	0.8%	1,521	50.8%
Depreciation and amortization	15,090	2.9%	11,955	3.2%	3,135	26.2%
Advertising	5,923	1.1%	2,966	0.8%	2,957	99.7%

Total	$140,453	27.0%	$98,374	26.4%	42,079	42.8%

Wages, Salaries and Benefits
As a percentage of net sales, the increase in wages, salaries and benefits for the 12-week period ended October 9, 2010 compared with the 12-week period ended October 3, 2009 is attributable to investments in labor during the rebannering and grand re-openings of the retained Penn Traffic supermarkets. As the inside sales related to these supermarkets are expected to continue on a positive trend, we expect a similar leveraging of labor expenses in the future as compared to our legacy supermarkets. Additionally, the comparative percentage is impacted by the fact that none of the acquired Penn Traffic supermarkets have fuel stations, for which related sales require less labor expense than inside sales. We have also experienced a 10% year-over-year increase in pension and health and welfare costs, as dictated by our collective bargaining agreements (“CBAs”). We expect an additional 10% increase in pension and health and welfare costs in 2011.
Selling and General Expenses
As a percentage of net sales, selling and general expenses increased for the 12-week period ended October 9, 2010 compared with the 12-week period ended October 3, 2009 due to a $0.6 million increase in general liability self-insurance expense related to a favorable adjustment during the 12-week period ended October 3, 2009 based upon actuarial results. The increase is also attributable to $0.4 million of integration costs included in selling and general expenses during the 12-week period ended October 9, 2010, as well as an increase in electricity costs due to the warmer temperatures in 2010 and higher commodity prices. These factors were partially offset by a $1.3 million increase in handling cost reimbursements related to recyclable bottle returns.
Administrative Expenses
The increase in administrative expenses for the 12-week period ended October 9, 2010 compared with the 12-week period ended October 3, 2009 was primarily attributable to $1.6 million of integration costs and one-time legal and professional fees related to the Acquisition, as well as $3.3 million of increased labor expense due to incremental head count associated with increased corporate activities following the Acquisition and normal wage rate increases.
Rent Expense
Rent expense reflects our rental expense for our supermarkets under operating lease arrangements, net of income we receive from various entities that rent space in our supermarkets under subleasing arrangements. As a percentage of net sales, rent expense increased slightly for the 12-week period ended October 9, 2010 compared with the 12-week period ended October 3, 2009 due a higher proportion of the acquired Penn Traffic supermarkets’ lease agreements being accounted for as operating leases.
Depreciation and Amortization
The increase in depreciation and amortization from the 12-week period ended October 9, 2010 compared with the 12-week period ended October 3, 2009 was largely attributable to $2.1 million associated with the Acquisition, as well as Fiscal 2010 and Fiscal 2009 capital expenditures.
Advertising
The increase in advertising expenses for the 12-week period ended October 9, 2010 compared with the 12-week period ended October 3, 2009 was primarily attributable to $3.0 million in costs associated with the communication of the Acquisition to our customers and the promotion of the re-bannered supermarkets.
Interest Expense, Net
The $5.4 million increase in interest expense during the 12-week period ended October 9, 2010 compared with the 12-week period ended October 3, 2009 reflects a $5.4 million increase in interest on our outstanding indebtedness as a result of our October 2009 and February 2010 financing activities, as well as an increase of $0.4 million attributable to deferred financing fees and bond discount amortization (net of premium amortization). These factors were partially offset by a $0.5 million decrease in interest expense related to our interest rate swap that was settled in October 2009.

Income Tax Benefit
The income tax benefit for the 12-week period ended October 9, 2010 reflects $0.4 million reduction in our liability related to unrecognized tax benefits based upon the finalization of the examination of our U.S. federal income tax returns for tax years 2007 and 2008 by the Internal Revenue Service (“IRS”). The overall effective tax rate for the 12-week period ended October 9, 2010 was 5.0%. The effective tax rate would have been 39.8% without the impact of adjustments to the valuation allowance and discrete charges. The income tax benefit for the 12-week period ended October 3, 2009 was primarily attributable to the pre-tax loss and the impact of permanent tax items. The overall effective rate for the 12-week period ended October 3, 2009 was 57.0%.
Net Loss
Our net loss of $7.6 million for the 12-week period ended October 9, 2010 represented an increase from our net loss of $0.9 million for the 12-week period ended October 3, 2009. The increase in net loss was attributable to the factors discussed above.
40-Week Period Ended October 9, 2010 Compared with 40-Week Period Ended October 3, 2009
Executive Summary
The results of operations during the 40-week period ended October 9, 2010 when compared with the 40-week period ended October 3, 2009 were impacted primarily by the Acquisition. Fifty-five supermarkets acquired in the Acquisition had been retained and operated through October 9, 2010.
Net Sales
The following table includes a comparison of the components of our net sales for the 40-week periods ended October 9, 2010 and October 3, 2009.
(Dollars in thousands)

	40-week periods ended
	October 9, 2010	October 3, 2009	$ Change	% Change
Inside sales	$1,614,486	$1,187,511	$426,975	36.0%
Gasoline sales	112,221	83,650	28,571	34.2%

Net sales	$1,726,707	$1,271,161	$455,546	35.8%

Inside sales increased 36.0% in the 40-week period ended October 9, 2010 compared with the 40-week period ended October 3, 2009, primarily attributable to net sales of $420.9 million related to the acquired Penn Traffic supermarkets, combined with a 0.3% increase in same store sales. Net sales for the 24 supermarkets which have been closed, sold or liquidated were $33.9 million during the 40-week period ended October 9, 2010.
Gasoline sales increased 34.2% in the 40-week period ended October 9, 2010 compared with the 40-week period ended October 3, 2009 due to a 22.2% increase in the retail price per gallon. The number of gallons sold increased 9.7%, primarily due to the addition of five new fuel stations since October 3, 2009.

Gross Profit
The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 40-week periods ended October 9, 2010 and October 3, 2009.
(Dollars in thousands)

	40-week		40-week
	period ended	% of	period ended	% of	$	%
	October 9, 2010	Net Sales	October 3, 2009	Net Sales	Change	Change
Cost of goods sold	$(1,201,152)	69.6%	$(884,605)	69.6%	$316,547	35.8%
Distribution costs	(34,262)	2.0%	(25,462)	2.0%	8,800	34.6%

Gross profit	$491,293	28.5%	$361,094	28.4%	$130,199	36.1%

As a percentage of net sales, cost of goods sold, distribution costs and gross profit remained consistent for the 40-week period ended October 9, 2010 compared with the 40-week period ended October 3, 2009.
Operating Expenses
The following table includes a comparison of operating expenses for the 40-week periods ended October 9, 2010 and October 3, 2009.
(Dollars in thousands)

	40-week		40-week
	period ended	% of	period ended	% of	$	%
	October 9, 2010	Net Sales	October 3, 2009	Net Sales	Change	Change
Wages, salaries and benefits	$238,377	13.8%	$170,569	13.4%	$67,808	39.8%
Selling and general expenses	80,188	4.6%	55,958	4.4%	24,230	43.3%
Administrative expenses	82,172	4.8%	47,322	3.7%	34,850	73.6%
Rent expense	14,535	0.8%	9,731	0.8%	4,804	49.4%
Depreciation and amortization	48,804	2.8%	39,688	3.1%	9,116	23.0%
Advertising	18,278	1.1%	9,054	0.7%	9,224	101.9%

Total	$482,354	27.9%	$332,322	26.1%	$150,032	45.1%

Wages, Salaries and Benefits
As a percentage of net sales, the increase in wages, salaries and benefits for the 40-week period ended October 9, 2010 compared with the 40-week period ended October 3, 2009 is attributable to investments in labor during the rebannering and grand re-openings of the retained Penn Traffic supermarkets. As the inside sales related to these supermarkets is expected to continue on a positive trend, we expect a similar leveraging of labor expenses in the future as compared to our legacy supermarkets. Additionally, the comparative percentage is impacted by the fact that none of the acquired Penn Traffic supermarkets have fuel stations, for which related sales require less labor expense than inside sales. We have also experienced a 10% year-over-year increase in pension and health and welfare costs, as dictated by our CBAs. We expect an additional 10% increase in pension and health and welfare costs in 2011.
Selling and General Expenses
As a percentage of net sales, selling and general expenses increased for the 40-week period ended October 9, 2010 compared with the 40-week period ended October 3, 2009 due to $0.7 million of integration costs included in selling and general expenses during the 40-week period ended October 9, 2010, as well as an increase in electricity costs due to the warmer temperatures in 2010 and higher commodity prices.

Administrative Expenses
The increase in administrative expenses for the 40-week period ended October 9, 2010 compared with the 40-week period ended October 3, 2009 was primarily attributable to $22.3 million of integration costs, one-time legal and professional fees related to the Acquisition and legal expenses associated with the FTC’s review of the acquired supermarkets, combined with $10.9 million related to incremental head count associated with increased corporate activities following the Acquisition and normal wage rate increases.
Rent Expense
Rent expense reflects our rental expense for our supermarkets under operating lease arrangements, net of income we receive from various entities that rent space in our supermarkets under subleasing arrangements. As a percentage of net sales, rent expense remained relatively consistent for the 40-week period ended October 9, 2010 compared with the 40-week period ended October 3, 2009.
Depreciation and Amortization
The increase in depreciation and amortization from the 40-week period ended October 9, 2010 compared with the 40-week period ended October 3, 2009 was largely attributable to $6.1 million associated with the Acquisition, as well as Fiscal 2010 and Fiscal 2009 capital expenditures.
Advertising
The increase in advertising expenses for the 40-week period ended October 9, 2010 compared with the 40-week period ended October 3, 2009 was primarily attributable to $4.5 million in costs associated with the communication of the Acquisition to our customers and the promotion of the re-bannered supermarkets. Additionally, we incurred increased circular costs of $3.9 million due to enhancements made to our circulars, our increased store base and expanded geographic area, as well as duplicative costs of producing circulars under the P&C, Quality Markets and Bi-Lo banners subsequent to the Acquisition. In early Fiscal 2010, we incurred costs of $1.7 million associated with our Monopoly® promotion.
Bargain Purchase
The excess of the estimated fair value of Penn Traffic net assets acquired over the purchase price of $16.7 million has been recognized as a gain in the condensed consolidated statement of operations for the 40-week period ended October 9, 2010. This bargain purchase was attributable to the distressed status of Penn Traffic due to historical operating results, which led to a November 2009 bankruptcy filing.
(Loss) Gain on Debt Extinguishment
On January 29, 2010, we entered into a $25.0 million bridge loan and an $11.0 million term loan and capitalized related financing costs. As both the bridge loan and term loan were repaid in full on February 12, 2010 with the proceeds from the issuance of the additional $75.0 million of senior secured notes, unamortized costs of $0.7 and $0.3 million, respectively, were recorded as a loss on debt extinguishment in our condensed consolidated statement of operations for the 40-week period ended October 9, 2010.
During the 40-week period ended October 3, 2009, we prepaid $20.0 million of long-term debt under our previous senior secured credit facility, which triggered the forgiveness of an additional $0.8 million of indebtedness under this agreement. This gain, net of the write-off of deferred financing fees of $0.3 million related to the repaid debt, has been recognized as a gain on debt extinguishment in the condensed consolidated statement of operations.
Interest Expense, Net
The $14.9 million increase in interest expense during the 40-week period ended October 9, 2010 compared with the 40-week period ended October 3, 2009 reflects a $17.2 million increase in interest on our outstanding indebtedness as a result of our October 2009 and February 2010 financing activities, as well as an increase of $1.1 million attributable to deferred financing fees and bond discount amortization (net of premium amortization). These factors were partially offset by a $3.5 million decrease in interest expense related to our interest rate swap that was settled on October 9, 2009.
Income Tax Benefit
The income tax benefit for the 40-week period ended October 9, 2010 primarily reflects net valuation allowance adjustments representing an $11.0 million reversal of valuation allowance that was established in Fiscal 2009 as a result of the recognition of a deferred tax liability that resulted from the bargain purchase gain associated with the Acquisition. The timing of taxable income resulting from the amortization of the gain for tax purposes provides sufficient future taxable income to support the future deductibility of our deferred tax assets. Additionally, the income tax benefit reflects a $0.4 million reduction in our liability related to unrecognized tax benefits based upon the finalization of the examination of our U.S. federal income tax returns for tax years 2007 and 2008 by the IRS. The overall effective rate for the 40-week period ended October 9, 2010 was 48.4%. The effective tax rate would have been 40.0% without the impact of adjustments to the valuation allowance, bargain purchase gain and discrete charges. The income tax benefit for the 40-week period ended October 3, 2009 was primarily attributable to the pre-tax loss and the impact of permanent tax items. The overall effective rate for the 40-week period ended October 3, 2009 was 47.9%.

Net Loss
Our net loss of $11.5 million for the 40-week period ended October 9, 2010 represented an increase from the net loss of $1.4 million for the 40-week period ended October 9, 2009. The increase in net loss was attributable to the factors discussed above.
Liquidity and Capital Resources
On October 9, 2009, we issued $275.0 million of senior secured notes, bearing annual interest of 10.125%. We received proceeds from the senior secured notes issuance, net of a $4.5 million original issue discount, of $270.5 million. The senior secured notes mature October 15, 2015 and require semi-annual interest payments beginning April 15, 2010. The senior secured notes are collateralized by (i) first-priority interests, subject to certain exceptions, in our warehouse distribution facility in Lancaster, New York, certain owned real property acquired by us following the issue date of the senior secured notes, intellectual property, equipment, stock of subsidiaries and substantially all of our other assets (other than leasehold interests in real property), other than assets securing the ABL Facility (as defined below) on a first priority basis (collectively, the “Notes Priority Collateral”), and (ii) second-priority interests, subject to certain exceptions and permitted liens, in our assets that secure the ABL Facility on a first-priority basis, including present and future receivables, inventory, prescription lists, deposit accounts and certain related rights and proceeds relating thereto (collectively, the “ABL Priority Collateral”).
Also effective October 9, 2009, we entered into a revolving asset-based facility that expires on October 9, 2013 (the “ABL Facility”). The ABL Facility allowed a maximum borrowing capacity of $70.0 million, including a sub-limit for the issuance of letters of credit, subject to a borrowing base calculation. The ABL Facility was amended on January 29, 2010 to increase the maximum borrowing capacity to $100.0 million. As of October 9, 2010, the unused commitment under the ABL facility was $79.2 million, after giving effect to $12.8 million of letters of credit outstanding thereunder. Revolving loans under the ABL Facility will, at our option, bear interest at either i) LIBOR plus a margin of 350 to 400 basis points, determined based on levels of borrowing availability, or ii) the prime rate plus a margin of 250 to 300 basis points, determined based on levels of borrowing availability. The ABL Facility is collateralized primarily by (i) first-priority interests, subject to certain exceptions, in the ABL Priority Collateral and (ii) second-priority interests, subject to certain exceptions, in the Notes Priority Collateral.
On January 29, 2010, we completed the acquisition of substantially all assets and certain liabilities of Penn Traffic and its subsidiaries, including Penn Traffic’s 79 retail supermarkets. In addition to cash consideration of $85.0 million paid to Penn Traffic, the Company recorded $21.1 million of integration costs, $2.1 million of legal expenses associated with the FTC’s review of the acquired supermarkets, and $5.1 million and $1.1 million of transaction costs during the 40-week period ended October 9, 2010 and Fiscal 2009, respectively. Of these combined expenses, $28.8 million were paid during the 40-week period ended October 9, 2010. As of the date of this 10-Q, the Company has sold certain of the acquired assets for $20.5 million, of which $3.8 million and $20.5 million was received during the 12-week and 40-week periods ended October 9, 2010, respectively.
On February 12, 2010, we issued an additional $75.0 million of senior secured notes on the same terms as the October 2009 issuance. We received proceeds of $76.1 million from the additional senior secured notes issuance, including a $1.1 million original issue premium. The proceeds were used, in part, to repay in full short-term borrowings that were entered into in order to finance the Acquisition. We incurred $4.7 million of financing costs, primarily related to the additional senior secured notes issuance, which were capitalized in other assets in our condensed consolidated balance sheet during 2010.
The senior secured notes and ABL Facility contain customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sale or transfer of assets, payment of dividends, transactions involving affiliates, change in control and other matters customarily restricted in such agreements. Failure to meet any of these covenants would be an event of default. As of October 9, 2010, we were in compliance with all such covenants.

On July 26, 2010, we paid a dividend to our shareholders totaling $30.0 million, or $207.22 per share of common stock outstanding. The payment of this dividend did not result in any borrowings under our ABL Facility outside of the normal course of business.
Our primary sources of cash are cash flows generated from our operations and borrowings under our ABL Facility. We believe that these sources will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next twelve months. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the grocery industry and financial, business, and other factors, some of which are beyond our control. See “Risk Factors” under Item 1A in Part II of this 10-Q.
Cash Flow Information
The following is a summary of cash provided by or used in each of the indicated types of activities:
(Dollars in thousands)

	40-week periods ended
	October 9, 2010	October 3, 2009
Cash provided by (used in):
Operating activities	$45,938	$42,185
Investing activities	(98,565)	(22,479)
Financing activities	49,506	(29,775)
Cash provided by operating activities for the 40-week period ended October 9, 2010 increased $3.8 million compared with the 40-week period ended October 3, 2009 due to a $28.0 million improvement in the use of cash related to changes in operating assets and liabilities due to the more effective management of working capital, despite incremental working capital investment requirements related to the acquired Penn Traffic supermarkets. Our operating cash flows for the 40-week period ended October 9, 2010 include cash expenditures of $28.8 million related to integration efforts, legal expenses associated with the FTC’s review of the acquired supermarkets and other one-time legal and professional fees related to the Acquisition. These expenses were partially offset by incremental cash flows generated by the acquired Penn Traffic supermarkets.
Cash used in investing activities for the 40-week period ended October 9, 2010 increased $76.1 million compared with the 40-week period ended October 3, 2009, primarily due to cash consideration paid as part of the Acquisition, net of proceeds from the subsequent divestiture of certain acquired assets. Cash paid for property and equipment totaled $34.3 million and $19.3 million during the 40-week periods ended October 9, 2010 and October 3, 2009, respectively. We expect to invest $40 million to $50 million in total in capital expenditures during the next twelve months.
Cash provided by (used in) financing activities for the 40-week period ended October 9, 2010 changed $79.3 million compared with the 40-week period ended October 3, 2009 as a result of the issuance of an additional $75.0 million of senior secured notes and proceeds of $30.0 million from the issuance of additional shares of common stock during the 40-week period ended October 9, 2010, as well as prepayments made on our previous senior secured credit facility during the 40-week period ended October 3, 2009. These factors were partially offset by a dividend to our shareholders totaling $30.0 million, net repayments related to our ABL Facility and financing costs incurred in connection with our financing activities during the 40-week period ended October 9, 2010.

Contractual Obligations
The following table sets forth a summary of our significant contractual obligations as of October 9, 2010:
(Dollars in thousands)

	Payments due by period
	Remainder
	of 2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt:
Notes(1)	$—	$—	$—	$—	$—	$350,000	$350,000
Other long-term debt	95	404	434	2,295	280	164	3,672
Interest(2)	21,255	55,632	53,614	51,455	49,339	75,483	306,778
Operating leases(3)	5,715	22,737	20,850	17,164	11,573	30,553	108,592
Capital leases(3)	2,286	11,044	12,860	14,015	12,486	131,956	184,647
Purchase obligations(4)	32,343	29,621	14,516	14,881	15,328	45,067	151,756
Other liabilities(5)	13,004	56,707	797	774	744	2,987	75,013

Total	$74,698	$176,145	$103,071	$100,584	$89,750	$636,210	$1,180,458

(1)	No principal amounts are due on the senior secured notes until October 15, 2015. Assumes aggregate principal amount of $350.0 million of notes are outstanding until maturity.

(2)	Amount primarily includes contractual interest payments related to the senior secured notes, capital leases and other long-term debt.

(3)
Some of our lease agreements provide us with an option to renew. We have not included renewal options in our future minimum lease amounts for renewals that are not reasonably assured. Our future operating lease obligations will change if we exercise these renewal options and if we enter into additional operating or capital lease agreements.

(4)
In addition to the purchase obligations reflected in the table above, we enter into supply contracts to purchase products for resale in the ordinary course of business. This category of contracts covers a broad spectrum of products and sometimes includes specific merchandising obligations relative to those products. These supply contracts typically include either a volume commitment or a fixed expiration date, pricing terms based on the vendor’s published list price, termination provisions, and other standard contractual considerations. Our obligation related to these contracts is typically limited to return of unearned allowances and therefore no amounts have been included above. Purchase obligations above relate to the outsourcing of a major portion of our information system functions and pharmacy inventory procurement through long-term agreements, as noted below:

•
In May 2008, we entered into an outsourcing agreement with HP to provide a wide range of information systems services. Under the agreement, HP provides data center operations, mainframe processing, business applications and systems development to enhance our customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. We may terminate this agreement with a payment of a specified termination charge. Effective July 24, 2010, we extended this relationship through December 2017, which has resulted in lower contractually required annual payments.

•
In February 2008, we entered into a three-year supply contract with McKesson for the supply of substantially all prescription drugs and other health and beauty care products requirements. We are required to purchase a minimum of $360.0 million of product during the contract term.

(5)	Other liabilities include health and welfare benefits and multiemployer pension plan contributions under collective bargaining agreements, as well as other pension and post-retirement benefits.

Multiemployer Pension Plans
We contribute to the United Food and Commercial Workers (“UFCW”) Plan, a defined benefit multiemployer pension plan, under our collective bargaining agreements with the UFCW. This UFCW Plan generally provides retirement benefits to participants based on their service to contributing employers. During the 40-week periods ended October 9, 2010 and October 3, 2009, we made contributions of $5.8 million and $4.3 million, respectively, to the UFCW Plan.
Our current collective bargaining agreements began in the first half of 2008 and will be in effect until the first half of 2011. In an effort to help improve the funded status of the UFCW Plan, and to comply with certain regulatory requirements governing the funded status of the multiemployer pension plans, the existing collective bargaining agreements stipulate that contributing employers must increase their annual pension contributions by 10 percent in calendar years 2009, 2010 and 2011. Barring our withdrawal from the pension plan, no additional pension contribution increases are required by the current collective bargaining agreements during their term. In addition, due to the completion of the Acquisition, we have an obligation to contribute to the UFCW Plan with respect to the Penn Traffic supermarkets located in the UFCW’s jurisdiction through at least April 2011, to the extent these supermarkets remain open and are not sold. We are also contingently liable for the withdrawal liability for these acquired supermarkets in the event that we withdraw from the UFCW Plan. In accordance with applicable accounting rules, this contingent withdrawal liability is not includable in our consolidated financial statements.
In addition, at the time our supply arrangement was entered into with C&S, certain of our warehouse personnel became employees of C&S, with C&S assuming our obligations under several multiemployer pension plans. Although we are not a sponsoring employer of, and make no contribution payments to any of these other multiemployer pension plans, we have certain contractual indemnification obligations for withdrawal liability that may arise in the event of C&S’s withdrawal from such plans. According to estimates of the actuary for the multiemployer plan for which we indemnify C&S, the withdrawal liability for a withdrawal from such plan in 2010 would be $107.8 million.
Off-Balance Sheet Arrangements
Other than the operating leases and multiemployer pension liabilities previously discussed, we are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
Inflation
Our product cost inflation could vary from our estimates due to general economic conditions, weather, availability of raw materials and ingredients in the products that we sell and their packaging, and other factors beyond our control.
Critical Accounting Policies
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Our audited consolidated financial statements as of January 2, 2010 include a description of certain critical accounting policies, including those related to vendor allowances, inventory valuation, impairment of long-lived assets, leases, insurance programs and income taxes.
Recent Accounting Pronouncements
There are currently no recent accounting pronouncements which had or are expected to have a material impact on our condensed consolidated financial statements as of the date of this 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We use derivative financial instruments from time to time primarily to manage our exposure to fluctuations in interest rates and, to a lesser extent, adverse fluctuations in commodity prices and other market risks. We do not enter into derivative financial instruments for trading or other speculative purposes. As a matter of policy, all of our derivative positions are intended to reduce risk by hedging an underlying economic exposure. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments generally are offset by reciprocal changes in the value of the underlying exposure. The interest rate derivatives we use are straightforward instruments with liquid markets.
We manage our exposure to interest rates and changes in the fair value of our debt instruments primarily through the strategic use of variable and fixed rate debt, and interest rate swaps. As of October 9, 2010, we did not have any outstanding interest rate swaps designated as fair value or cash flow hedges.
The table below provides information about our underlying debt portfolio as of October 9, 2010. The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases, as of October 9, 2010. Interest rates reflect the weighted average rate for the outstanding instruments. The Fair Value column includes the fair value of our debt instruments as of October 9, 2010. Refer to Note 1 of our condensed consolidated financial statements.
(Dollars in thousands)

	Expected Fiscal Year of Maturity
	Remainder
	2010	2011	2012	2013	2014	Thereafter	Fair Value
Debt
Fixed rate	$95	$404	$434	$2,295	$280	$350,164	$378,201
Average interest rate	10.1%	10.1%	10.1%	10.1%	10.1%	10.1%
Commodity Price Risk
We purchase products that are impacted by commodity prices and are therefore subject to price volatility caused by weather, market conditions and other factors, which are not considered predictable or within our control.
Item 4. CONTROLS AND PROCEDURES
The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 15d — 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of October 9, 2010 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that information required to be disclosed by it in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes to the Company’s internal control over financial reporting identified that occurred during the 12-week period ended October 9, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We are also subject to certain environmental claims. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Item 1A. RISK FACTORS
The risks described under “Risk Factors—Risks Related to Our Business” in Amendment No. 1 to our Registration Statement on Form S-1 filed on October 29, 2010, incorporated herein by reference and attached hereto as Exhibit 99.1, could materially and adversely affect our business, financial condition and results of operations, but may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. You should carefully consider these risk factors and all other information contained in this 10-Q. If any of the events or circumstances described in the risk factors actually occurs, our business, financial condition or results of operations could suffer.
Item 6. EXHIBITS

Exhibit No.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Operating Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Operating Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors Contained in Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed October 29, 2010
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOPS HOLDING CORPORATION
By:	/s/ Kevin Darrington
Kevin Darrington
Chief Operating Officer and Chief Financial Officer
November 22, 2010