Form 10-K
period 2011-01-01
Tops Holding Corp
filed 2011-03-31
CIK 1483173

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 1, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 333-168065

TOPS HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	26-1252536
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6363 Main Street,	(716) 635-5000
Williamsville, New York 14221	(Telephone Number)
(Address of principal executive office, including zip code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2011, 144,776 shares of common stock of the registrant were outstanding.

TOPS HOLDING CORPORATION

i

TOPS HOLDING CORPORATION
TABLE OF CONTENTS (CONTINUED)

ii

FORWARD-LOOKING STATEMENTS
Forward-Looking Statements
This Annual Report on Form 10-K (“10-K”) includes forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding:
•	risks of claims relating to the Acquisition (as defined herein) that may not have been properly discharged in the bankruptcy process;

•	the severity of current economic conditions and the impact on consumer demand and spending and our pricing strategy;

•	pricing and market strategies, the expansion, consolidation and other activities of competitors, and our ability to respond to the promotional practices of competitors;

•	our ability to effectively increase or maintain our profit margins;

•	the success of our expansion and renovation plans;

•	fluctuations in utility, fuel and commodity prices which could impact consumer spending and buying habits and the cost of doing business;

•	risks inherent in our motor fuel operations;

•	our exposure to local economies and other adverse conditions due to our geographic concentration;

•	risks of natural disasters and severe weather conditions;

•	supply problems with our suppliers and vendors;

•	our relationships with unions and unionized employees, and the terms of future collective bargaining agreements or labor strikes;

•	increased operating costs resulting from rising employee benefit costs or pension funding obligations;

•	changes in, or the failure or inability to comply with, laws and governmental regulations applicable to the operation of our pharmacy and other businesses;

•	the adequacy of our insurance coverage against claims of our customers in connection with our pharmacy services;

•	estimates of the amount and timing of payments under our self-insurance policies;

•	risks of liability under environmental laws and regulations;

•	our ability to maintain and improve our information technology systems;

•	events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concerns, whether or not valid;

•	threats or potential threats to security;

•	our ability to retain key personnel;

•	risks of data security breaches or losses of confidential customer information;

•	risks relating to our substantial indebtedness;

•	litigation claims or legal proceedings against us;

•	decisions by our controlling shareholders that may conflict with the interests of the holders of our equity and debt; and

•	other factors discussed under “Risk Factors” and elsewhere in this 10-K.

Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in “Risk Factors” in Item 1A of Part I of this 10-K. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
PART I
ITEM 1. BUSINESS
As the parent of Tops Markets, LLC (“Tops” or “Tops Markets”), Tops Holding Corporation (“Holding” or the “Company”) is a leading supermarket retailer in our Upstate New York and Northern Pennsylvania markets. Holding was incorporated on October 5, 2007 and commenced operations on December 1, 2007. Introduced in 1962, the Tops brand is widely recognized as a strong retail supermarket brand name in Upstate New York supported by strong customer loyalty and attractive supermarket locations. The Company is headquartered in Williamsville, New York.
On January 29, 2010, the Company completed the acquisition (the “Acquisition”) of substantially all assets and certain liabilities of The Penn Traffic Company (“Penn Traffic”) and its subsidiaries, including its 79 retail supermarkets. As of the date that this 10-K is issued, the Company has retained 55 of the supermarkets purchased from Penn Traffic. These supermarkets now operate under the banners of Tops, P&C and Quality Markets in Upstate New York and Northern Pennsylvania. In August 2010, the Federal Trade Commission (“FTC”) issued a Proposed Order that would require the Company to sell seven of these retained supermarkets. The Proposed Order was subject to public comment until September 7, 2010. The Company is awaiting the approval of a Final Order by the FTC. The remaining 24 supermarkets have been closed, sold or liquidated. The Company currently operates 128 corporate retail supermarkets with an additional 5 franchise supermarkets.
The Company’s revenues are earned and cash is generated as consumer products are sold to customers in its supermarkets. The Company earns income predominantly by selling products at price levels that produce revenues in excess of its costs to make these products available to its customers. Such costs include procurement and distribution costs, facility occupancy and operational costs and overhead expenses.
EMPLOYEES
Tops employs approximately 12,700 associates. Approximately 91% of these associates are members of United Food and Commercial Workers District Union Local One (“Local One”) or two additional unions that represented certain of the employees from the retained Penn Traffic supermarkets. All other Tops’ associates are non-union serving primarily in management, field support, or pharmacist roles. Tops currently has five collective bargaining agreements with the Local One which are scheduled to expire between April 2011 and July 2011, with the two additional union agreements scheduled to expire in March 2012 and April 2013.
STORE PROFILE AND LOCATION
Tops operates 128 corporate full-service supermarkets under the Tops, P&C and Quality Markets banners with an additional 5 franchise supermarkets under the Tops banner.
Substantially all of Tops’ supermarkets are either freestanding or located in small neighborhood shopping centers. The Company believes that its stores are strategically positioned and clustered in an efficient and targeted manner, focusing on key regions in Upstate New York and Northern Pennsylvania.

Tops’ supermarkets are located in the following markets:

Number
Market	of Stores

Buffalo, NY	54
Syracuse / Mid State, NY	34
Rochester, NY	23
Northern Pennsylvania	17

Total Supermarkets	128

Tops has a variety of store sizes that are tailored to the specific needs of the local communities in which it operates. The majority of its supermarkets are open 24 hours a day, 7 days a week. The following summarizes the number of stores by size categories as of the date that this 10-K is issued:

Number
Square Feet	of Stores

75,000 and above	22
50,000 to 74,999	38
25,000 to 49,999	52
Under 25,000	16

Total	128

In August 2010, the FTC issued a Proposed Order that would require the Company to sell seven of the acquired Penn Traffic supermarkets. The Proposed Order was subject to public comment until September 7, 2010. As previously mentioned, the Company is awaiting the approval of a Final Order by the FTC which could result in changes to the composition of its supermarkets. Furthermore, the Company may continue to look for opportunities to further optimize its store profile. This could involve, among other things, acquisitions of, disposals of, or closing down of, additional stores and other restructuring initiatives.
COMPETITION
The supermarket industry is highly competitive. The Company competes with various types of retailers, including local, regional and national supermarket retailers, convenience stores, retail drug chains, national general merchandisers and discount retailers, membership clubs, warehouse stores and independent and specialty grocers. Some of the Company’s larger national competitors may have an advantage through stronger buying power and greater capital resources. In addition, other national or international supermarkets or comparable store operators could enter our markets.
SEGMENTS
Across all 128 retail supermarkets, the Company operates one format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers. The Company has concluded that each individual supermarket is an operating segment. The Company’s retail operations, which represent substantially all of its consolidated sales, earnings and total assets, are its only reportable segment.
These 128 operating segments have been aggregated into one reportable segment because, in the Company’s judgment, the operating segments have similar historical economic characteristics and are expected to have similar economic characteristics and long-term financial performance in the future. The principal measures and factors the Company considers in determining whether the economic characteristics are similar are gross margin percentage, capital expenditures, competitive risks and employee labor agreements. In addition, each operating segment has similar products and customers, similar methods of distribution, and a similar regulatory environment.
MERCHANDISING
Tops’ supermarkets offer a wide variety of high quality nationally advertised food and non-food products, local specialties and quality private label items. In addition, the Company offers services such as full-service in-store butchers, home meal replacement items, delicatessens, bakeries, organic products, floral departments, greeting cards and a wide variety of health and beauty care items. The Company’s merchandising strategy has created strong brand recognition in the markets in which we operate. The Company positions Tops supermarkets as “one-stop shops,” including such services as pharmacies, Tops branded fuel stations, in-store banking and Tim Hortons full-service restaurants or self-service coffee and donut kiosks. As of January 1, 2011, 77 of the Company’s supermarkets offered pharmacy services and 35 offered fuel centers. Tops is the only conventional supermarket chain to offer gasoline in the Company’s Buffalo, New York and Rochester, New York markets. Additionally, the Company drives customer loyalty through Tops’ successful bonus card programs. These programs provide loyalty incentives through price discounts and special promotions, including discounts on gasoline prices at the Company’s gas stations. These loyalty card programs also provide the Company with valuable data used to identify preferences and demographics, and to optimize merchandising and inventory management.

SOURCES OF SUPPLY
For Fiscal 2010, approximately 61% of the Company’s products were supplied by C&S Wholesale Grocers Inc. (“C&S”). Although there are a limited number of distributors that can supply its stores, the Company believes that other suppliers could provide similar products on comparable terms.
In November 2009, the Company entered into a new supply agreement with C&S whereby C&S agreed to provide warehousing, logistics, procurement and purchasing services in support of the Company’s entire supply chain. The new agreement, which expires on September 24, 2016, provides that the actual costs of performing the services will be reimbursed to C&S on an “open book” or “cost-plus” basis, whereby the parties will negotiate annual budgets that will be reconciled against actual costs on a periodic basis. The parties will also annually negotiate services, specifications and performance standards that will govern warehouse operations. The agreement defines the parties’ respective responsibilities for the procurement and purchase of merchandise intended for use or resale in Tops’ stores, as well as the parties’ respective remuneration for warehousing and procurement/purchasing activities. In consideration for the services it provides under the agreement, C&S will be paid an annual fee and will have incentive income opportunities based upon its cost savings and increases in retail sales volume.
As a result of the Acquisition, all of Penn Traffic’s arrangements with C&S were replaced with the Company’s existing arrangements with C&S as described above. Due to the acquisition of incremental supermarkets, the amount of the management fee payable by the Company under its existing supply agreement with C&S increased following the closing of the Acquisition, commensurate with the supermarkets acquired from Penn Traffic. However, such fee payable decreased as some of those acquired supermarkets were subsequently sold, liquidated or closed.
Effective December 1, 2010, the Company extended the term of its existing supply contract with McKesson Corporation (“McKesson”) through January 31, 2014 for the supply of substantially all of the Company’s prescription drugs and other health and beauty care products requirements. Tops is required to purchase a minimum of $400 million of product during the period from December 1, 2010 to January 1, 2014. The Company purchased $11.2 million of product under this contract during December 2010.
LICENSES AND TRADEMARKS
The Company’s stores require a variety of licenses and permits that are renewed on a periodic basis. Payment of a fee and adherence to the licensing agency’s requirements are generally the conditions to maintaining such licenses and permits. The Company maintains registered trademarks for nearly all its store banner tradenames and private label brand names, including Tops and Tops Friendly Markets. The Company licenses the BONUSCARD trademark from Ahold IP, Inc. Trademarks are generally renewable on a 10-year cycle. In connection with the Acquisition, the Company also acquired trademarks from Penn Traffic. Substantially all of the retained Penn Traffic supermarkets have been converted to the Tops banner. The Company considers trademarks an important way to establish and protect its brands in a competitive environment.
GOVERNMENT REGULATION
The Company is subject to regulation by a variety of governmental authorities, including federal, state and local agencies that regulate trade practices, building standards, labor, health and safety matters. The Company is also subject to the oversight of government agencies that regulate the distribution and sale of alcoholic beverages, pharmaceuticals, tobacco products, milk and other agricultural products and other food items. The Company believes that its operations are in material compliance with such laws and regulations. See “Risk Factors” in Item 1A of Part I of this 10-K. The Company’s compliance with these regulations may require additional capital expenditures and could materially adversely affect the Company’s ability to conduct its business as planned.

ENVIRONMENTAL MATTERS
The Company is subject to various federal, state and local environmental laws and regulations, including those relating to underground storage tanks, the release or discharge of regulated materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of regulated materials, the exposure of persons to regulated materials, remediation of contaminated soil and groundwater and the health and safety of its employees.
Certain environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), impose strict, and under certain circumstances, joint and several, liability on the owner and operator as well as former owners and operators of properties for the costs of investigation, removal or remediation of contamination, and also impose liability for any related damages to natural resources. In addition, under CERCLA and similar state laws, as a person who arranges for the transportation, treatment or disposal of regulated materials, the Company also may be subject to similar liability at sites where such regulated materials come to be located. The Company may also be subject to third-party claims alleging property damage and/or personal injury in connection with releases of or exposure to regulated materials at, from or in the vicinity of current or formerly owned or operated properties or off-site waste disposal sites.
The Company is required to make financial expenditures to comply with regulations governing underground storage tanks which store gasoline or other regulated substances adopted by federal, state and local regulatory agencies. Pursuant to the Resource Conservation and Recovery Act of 1976, as amended, the federal Environmental Protection Agency, or EPA, has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking underground storage tanks. State or local agencies are often delegated the responsibility for implementing the federal program or developing and implementing equivalent or stricter state or local regulations. The Company has a comprehensive program in place for performing routine tank testing and other compliance activities which are intended to promptly detect and investigate any potential releases. In addition, the Federal Clean Air Act and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process. The Company believes it is in compliance in all material respects with applicable environmental requirements, including those applicable to its underground storage tanks. The Company also has an insurance program to cover cleanup costs and third-party damages resulting from certain releases of regulated materials. However, there can be no assurance that the Company’s insurance will be adequate or available to cover all costs, or that changes in existing requirements or their enforcement, or discovery of previously unknown conditions, will not result in significant costs in the future.
ITEM 1A. RISK FACTORS
The risk factors below highlight certain risks and uncertainties that could affect our business. Other risks and uncertainties are described throughout this report. Any of these risks and uncertainties, as well as other risks and uncertainties, could adversely affect our business and financial results.
We may be subject to and adversely affected by claims that were not properly discharged in the bankruptcy court order authorizing the Acquisition, amounts that we may owe in connection with the Acquisition, an inability to recover amounts owed to us in connection with the Acquisition or other post-bankruptcy operational risks.
Notwithstanding the terms of, and injunctions provided for in, the bankruptcy court order dated January 25, 2010 authorizing and approving the Acquisition (the “Acquisition Order”), a creditor (including any governmental agency) of Penn Traffic or any of its subsidiaries (collectively, the “Debtors”) may attempt to assert against us or the assets we acquired from the Debtors an existing lien, claim, interest, or encumbrance. Circumstances in which such claims and obligations that arose prior to the Acquisition Order may not have been properly discharged include, but are not limited to, instances where a claimant had inadequate notice of the bankruptcy filing.
In connection with the Acquisition, we entered into a transition services agreement, an interim operating agreement and an agency agreement, each of which governed certain post-closing matters and the allocation of responsibility for certain obligations as between the Debtors and us. A final reconciliation of the parties’ respective obligations for certain costs and expenses under these agreements is ongoing.
The Debtors’ assets are being liquidated and the proceeds will be distributed to the Debtors’ creditors in accordance with the terms of the confirmed plan. Accordingly, there can be no guarantee that any potential outstanding obligations of the Debtors will be fully satisfied. In addition, the Penn Traffic purchase agreement does not provide for any indemnification of any losses or liabilities we may incur as a result of the Acquisition. Accordingly, we may not be compensated for any losses we may suffer as a result of the foregoing, which could adversely affect our business.

Notwithstanding the terms of the Acquisition Order or the applicable provisions of the United States Bankruptcy Code, it is possible that parties-in-interest in the Debtors’ bankruptcy cases may later attempt to challenge the terms or validity of the Acquisition. In addition, we cannot assure you that having been subject to bankruptcy protection will not adversely affect the operations of our assets subject to the Acquisition Order, including our ability to negotiate favorable terms from suppliers and other counterparties and to attract and retain talent, employees and customers.
There can be no assurance that we will realize the expected long-term benefits from our acquisition of Penn Traffic.
We consummated the Acquisition with the expectation that it will result in beneficial synergies such as cost savings and enhanced growth. Success in realizing these strategic benefits and the timing of these benefits, if any, depend upon projections, assumptions and general and industry-specific economic factors, all of which are subject to change. In addition, as we continue to integrate the assets that were acquired, additional costs and expenses could arise, and unforeseen claims against the Debtors related to the Acquisition could arise. Penn Traffic’s stores suffered a significant deterioration in results of operations during its bankruptcy case and there can be no assurances that our long-term strategy to improve the performance of these stores will be successful. We therefore cannot guarantee that we will be able to achieve our expected cost savings, or any enhanced revenue and earnings, in a timely manner or that other unexpected costs will not offset these benefits. Failure to achieve our expected long-term benefits could have a material adverse effect on our business.
General economic conditions that impact consumer spending could adversely affect us.
The retail food business is sensitive to changes in general economic conditions, both nationally and locally. Recessionary economic cycles, increases in interest rates, higher prices for commodities, fuel and other energy, inflation, higher levels of unemployment and consumer debt, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits may materially adversely affect the demand for products we sell in our supermarkets. The United States economy has recently experienced volatility due to uncertainties related to energy prices, credit availability, difficulties in the banking and financial services sectors, decreases in home values, high unemployment and falling consumer confidence. As a result, consumers are more cautious. This may lead to additional reductions in consumer spending, to consumers trading down to a less expensive mix of products or to consumers trading down to discounters for grocery items, all of which may affect our financial condition and results of operations. Food deflation could reduce sales growth, while food inflation, combined with reduced consumer spending, could reduce gross profit margins.
Furthermore, we may experience additional reductions in traffic in our supermarkets or limitations on the prices we can charge for our products, either of which may reduce our sales and profit margins and have a material adverse affect on our financial condition, results of operations and cash flows. Also, economic factors such as those listed above and increased transportation costs, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may increase our costs of sales and our operating, selling, general and administrative expenses, and otherwise materially adversely affect the financial condition and results of operations of the retail food business.
Increased competition could adversely affect us.
The supermarket industry, including within our marketing areas in Upstate New York and Northern Pennsylvania, is highly competitive. We compete with various types of retailers, including local, regional, national and international supermarket retailers, convenience stores, retail drug chains, national general merchandisers and discount retailers, membership clubs, warehouse stores and “big box” retailers and independent and specialty grocers. We compete on the basis of location, quality of products, service, price, product variety and store condition and face pressure from existing competitors and the threatened entry of new competitors. Some of our competitors have attempted to increase market share through expanding their footprint and discount pricing, creating a more difficult environment in which to consistently increase year-over-year sales. Additionally, some of our competitors have greater resources and purchasing power than us and are not unionized, resulting in potentially lower labor and benefit costs. Any future consolidation within the supermarket industry could exacerbate these concerns. We also face heightened competition from restaurants and fast food chains due to the increasing portion of household food expenditures directed to the purchase of food prepared outside the home.
Low profit margins could adversely affect us.
Profit margins in the grocery industry are very low. In order to increase or maintain our profit margins, we use various strategies to reduce costs, such as productivity improvements, shrink reduction, increased distribution center efficiencies and energy efficiency programs. If we are unable to effectively implement these strategies or otherwise manage costs, there may be a material adverse effect on our business and financial performance.

Unsuccessful expansion and renovation plans could adversely affect us.
We have spent, and intend to continue to spend, significant capital and management resources on the development and implementation of our renovation and expansion plans. These plans, even if fully implemented, may not be successful and may not improve operating results. The level of sales and profit margins in our existing stores may not be duplicated in new stores and expenditures to renovate existing stores may not generate a return on that capital, depending on factors such as prevailing competition, development cost and market position in the surrounding community. These factors may also have a material adverse effect on our business due to the significant amount of capital invested and management time expended.
Increases in utility, fuel and commodity prices could adversely affect us.
We are dependent on the use of trucks to distribute goods to our markets. Therefore, fluctuations in the price of fuel affect our overall cost of doing business. Additionally, increases in the cost of electricity and other utilities affect the cost of illuminating and operating our stores and warehouse and distribution facilities, and the cost of goods sold or used by us, including plastic bags, can be significantly impacted by increases in commodity prices. Oil prices also directly affect our product transportation costs. We may not be able to recover these rising costs through increased prices charged to our customers and our results of operations and cash flows could therefore be materially adversely affected by increases in the cost of one or more of these resources.
Availability and wholesale price of gasoline and retail gasoline prices could adversely affect us.
Crude oil and domestic wholesale petroleum markets are volatile. General political conditions, acts of war or terrorism, instability in oil producing regions and disasters could significantly impact crude oil supplies and wholesale petroleum costs. Significant increases or volatility in wholesale petroleum costs could result in significant increases in our retail price of gasoline and could have an adverse effect on our total gasoline sales (both in terms of dollars and gallons sold), the profitability of gasoline sales or our plans to develop additional fuel centers. Also, retail gas price volatility could diminish customer usage of fueling centers and, thus, materially adversely affect customer traffic at our stores. We obtain gasoline and diesel fuel from a number of different suppliers for fuel stations at 38 of our store locations (including three franchise locations). Long term disruption in the availability and wholesale price of gasoline for resale could therefore adversely affect us.
The geographic concentration of our supermarkets creates a heavy exposure to the risks of the local economy and other local adverse conditions.
Our headquarters, one of the warehouse and distribution facilities that services us and all of our stores are located in Upstate New York and Northern Pennsylvania and therefore are vulnerable to economic downturns in those regions. As a result, we are more susceptible to regional conditions than the operations of more geographically diversified competitors and any unforeseen events or circumstances that affect our operating area could also materially adversely affect our revenues and profitability. These factors include, among other things, weather conditions and changes in the economy, demographics and population.
Severe weather, natural disasters and adverse climate changes may materially adversely affect our business.
Severe weather conditions and other natural disasters in areas in which we have stores or distribution facilities or from which we obtain products may materially adversely affect our results of operations. Such conditions may result in physical damage to our properties, closure of one or more of our stores or distribution facilities, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. In addition, adverse climate conditions and adverse weather patterns, such as drought or flood, that impact growing conditions and the quantity and quality of crops may materially adversely affect the availability or cost of certain products within the grocery supply chain. Any of these factors may disrupt and materially adversely affect our business.
We rely on a principal supplier for a substantial amount of our products.
Pursuant to the terms of a supply agreement, we acquire substantially all of our grocery, frozen and perishable merchandise requirements from C&S. During Fiscal 2010, products supplied from C&S accounted for approximately 61% of our inventory purchases. See “Business—Sources of Supply” in Item 1 of Part I of this 10-K. Although we have not experienced difficulty in the supply of these products to date, supply interruptions by C&S could occur in the future. Any significant interruption in this supply stream, either as a result of disruptions at C&S or if our supply agreement with C&S were terminated or not renewed for any reason, could have a material adverse effect on our business. We are therefore subject to the risks of C&S’s business, including potential labor disruptions at C&S’s facilities, increased regulatory obligations and distribution problems which may affect C&S’s ability to obtain products. Other suppliers that could provide similar products are limited in number and there is no assurance that we would be able to secure an alternative supplier on commercially reasonable terms. In addition, a change in suppliers could cause a delay in distribution and a possible loss of sales, which could materially adversely affect us.

Prolonged labor disputes with unionized employees and increases in labor costs could adversely affect us.
Our largest operating costs are attributable to labor costs and, therefore, our financial performance is greatly influenced by increases in wage and benefit costs, including pension and health care costs, a competitive labor market and the risk of labor disruption of our unionized work force.
Approximately 91% of our employees are represented by unions and covered by collective bargaining or similar agreements that are subject to periodic renegotiation. We currently have five collective bargaining agreements with the Local One, all of which are scheduled to expire in 2011. Additionally, we are a party to two collective bargaining agreements with unions that represented certain of the employees of the retained Penn Traffic stores. These agreements are scheduled to expire in March 2012 and April 2013.
We are commencing renegotiations of expiring collective bargaining agreements, and these renegotiations may not prove successful, may result in a significant increase in labor costs, or may result in a disruption to our operations. We expect that we would incur additional costs and face increased competition if we lost customers during a work stoppage or labor disturbance.
As we begin the renegotiation of our current collective bargaining agreements, rising health care and pension costs will be important issues. The terms of the renegotiated collective bargaining agreements could create either a financial advantage or disadvantage for us as compared to our major competitors and could have a material adverse effect on our results of operations and financial condition. We cannot guarantee that our labor negotiations will conclude successfully or that any work stoppage or labor disturbances will not occur. A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on our financial condition, results of operations and cash flows.
We currently contribute to an underfunded multiemployer pension plan for employees represented by the Local One.
Our contribution obligations to the Local One multiemployer pension plan to which we contribute will likely increase, and although we have no intention to withdraw from the Local One Plan, we are contingently liable for withdrawal liability to the extent we withdraw, either completely or partially, from the multiemployer plan.
We understand, based on information provided to us by the plan administrator of the Local One Plan, that as of January 1, 2010, the Local One Plan was underfunded on a current liability basis. Tops received notice from the plan administrator of the Local One Plan that, for purposes of the federal laws regulating multiemployer pension plans, the Local One Plan is in “critical status” for the plan year beginning January 1, 2009, and continues to be in critical status for the plan year beginning January 1, 2010. To comply with the rehabilitation plan adopted by the trustees of the Local One Plan, under Tops’ current collective bargaining agreements, Tops agreed to annual 10 percent increases in its contribution rates to the Local One Plan through 2011. The trustees of the Local One Plan updated the rehabilitation plan effective January 1, 2011, to provide that upon the expiration of any applicable collective bargaining agreements, Tops and other contributing employers will be subject to a 10 percent increase in contribution rates for the 2011 plan year, and five percent increases for each following year. There is no assurance that the rehabilitation plan will be sufficient to move the Local One Plan from its critical status. As noted above, benefit and contribution levels will be a key subject of the upcoming renegotiation of our collective bargaining agreements, and contribution increases and benefit reductions greater than those set forth in the rehabilitation plan may be required in future years.
We have no present intention to withdraw from the Local One Plan. If we were to withdraw, either completely or partially, we would incur withdrawal liability with respect to our share of the Local One Plan’s unfunded vested benefits. The actuary for the Local One Plan has estimated that, as of December 31, 2009, Tops’ withdrawal liability would be approximately $216.4 million in the event of its complete withdrawal from the Local One Plan during the 2010 plan year. We have not received the year-end 2010 actuarial estimates for the Local One Plan; we expect to receive updated actuarial data and withdrawal liability estimates from the plan administrator later this year. We anticipate that the estimates for withdrawals occurring in 2011 will increase from the 2010 estimates noted above. Any withdrawal liability assessed against us in connection with a complete or partial withdrawal would generally be payable to the Local One Plan over an amortization schedule under which our aggregate annual payments would be capped based on a formula that takes into account our highest contribution rates in the last ten years. These withdrawal liability payments would be in addition to pension contributions to any new pension plan adopted or contributed to by us to replace the Local One Plan.

As noted above, we have no present intention to withdraw from the Local One Plan; however, if we did withdraw, there is a risk that our complete withdrawal could be considered a mass withdrawal, in which case our aggregate withdrawal liability obligations could be higher than those described above. Changes to pension laws and regulations could alter the likelihood and amount of any liabilities arising under the Local One Plan.
Various aspects of our business are subject to federal, state and local laws and regulations. The impact of these regulations and our compliance with them may require additional capital expenditures and could materially adversely affect our ability to conduct our business as planned.
We are subject to federal, state and local laws and regulations relating to zoning, land use, environmental protection, work place safety, public health, community right-to-know, alcoholic beverage sales, tobacco sales and pharmaceutical sales. The state of New York and several local jurisdictions regulate the licensing of supermarkets, including alcoholic beverage license grants. In addition, certain local regulations may limit our ability to sell alcoholic beverages at certain times. A variety of state programs regulate the production and sale of milk, including the price of raw milk, through federal market orders and price support programs. We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions, disabled access and work permit requirements. A number of federal, state and local laws impose requirements or restrictions on business owners with respect to access by disabled persons. Compliance with, or changes in, these laws or new laws could reduce the revenue and profitability of our supermarkets, affect our renovation plans and otherwise materially adversely affect our business.
Our pharmacy business is subject to, and influenced by, certain government laws and regulations, including those administered and enforced by Medicare, Medicaid, the Drug Enforcement Administration (the “DEA”), the Consumer Product Safety Commission, the U.S. Federal Trade Commission, the U.S. Food and Drug Administration and local regulators in the states in which we operate. In order to dispense controlled substances, we are required to register and/or license our pharmacies and pharmacists and to comply with security, recordkeeping, inventory control and labeling standards. Changes in these regulations may require operational changes or otherwise adversely affect our business. Our pharmacy sales may be reduced if various prescription drugs are converted to over-the-counter medications or if the rate at which new prescription drugs become available slows or prescription drugs are withdrawn from the market. Changes in third party reimbursement levels for prescription drugs, including changes in Medicare or state Medicaid programs, could have an adverse effect on our business. In addition, our pharmacy business is subject to state and federal prohibitions against certain payments intended to induce referrals of patients or other health care business. Failure to properly adhere to these and other applicable regulations could result in the imposition of civil, administrative and criminal penalties including suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in, or exclusion from, government reimbursement programs such as Medicare and Medicaid; loss of licenses; significant fines or monetary penalties for anti-kickback law violations, submission of false claims or other failures to meet reimbursement program requirements, and could materially adversely affect our business. Our pharmacy business is also subject to the Health Insurance Portability and Accountability Act, including its obligations to protect the confidentiality of certain patient information and other obligations. Failure to properly adhere to these requirements could result in the imposition of civil as well as criminal penalties. Ultimately, compliance with each of these regulations could impact our operations and any non-compliance could materially adversely affect our business.
Certain risks are inherent in providing pharmacy services, and our insurance may not be adequate to cover any claims against us.
Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products, such as risks of liability for products which cause harm to consumers. Although our general liability policies cover pharmacy professional liability, we cannot guarantee that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future, or at all. Our results of operations, financial condition or cash flows may be materially adversely affected if in the future our insurance coverage proves to be inadequate or unavailable, or there is an increase in the liability for which we self-insure, or we suffer harm to our reputation as a result of an error or omission.
If the number or severity of claims for which we are self-insured increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our recorded liabilities, we may be materially adversely affected.
We use a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability, property insurance and employee healthcare benefits. We estimate the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a degree of variability. Any actuarial projection of losses concerning workers’ compensation and general and automobile liability is subject to this variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and actual claim settlement patterns.

Some of the many sources of uncertainty in our reserve estimates include changes in benefit levels, medical fee schedules, medical utilization guidelines, vocation rehabilitation and apportionment. If the number or severity of claims for which we are self-insured increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessments, our business may be materially adversely affected.
Our policy is to discount our self-insurance liabilities at a risk-free interest rate, which is appropriate based on our ability to reliably estimate the amount and timing of cash payments. If, in the future, we were to experience significant volatility in the amount and timing of cash payments compared to our earlier estimates, we would assess whether it is appropriate to continue to discount these liabilities.
Compliance with and potential liability under environmental laws could have a material adverse effect on us. The storage and sale of petroleum products could cause disruptions and could expose us to potentially significant liabilities.
Our operations are subject to various laws and regulations relating to the protection of the environment, including those governing the management, disposal and cleanup of hazardous materials. Some environmental laws, such as CERCLA and similar state statutes, impose strict, and under certain circumstances joint and several, liability for costs to remediate a contaminated site, and also impose liability for damages to natural resources. Third-party claims in connection with releases of or exposure to hazardous materials relating to our current or former properties or third-party waste disposal sites can also arise. In addition, the presence of contamination at any of our properties could impair our ability to sell or lease the contaminated properties or to borrow money using any of these properties as collateral. The costs and liabilities associated with any such contamination could be substantial, and could have a material adverse effect on our business.
Refined petroleum products are stored in underground storage tanks at our warehouse and at some of our retail locations in connection with our sales of these products. Our operations are subject to related hazards and risks, including fires, explosion, spills, clean-up obligations, personal injury or wrongful death claims, property damage and potential fines and penalties.
Compliance with environmental laws may require significant capital expenditures in the future. For example, we are required to make financial expenditures to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. In addition, the Federal Clean Air Act and similar state laws impose requirements on air emissions from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. The extent to which changes in these rules or new rules regarding greenhouse gas emissions may impact our operations and results cannot be determined at this time.
Insurance is not available for all operational risks, and there is no assurance that insurance will be adequate to fully compensate us for any liability. The occurrence of a significant event that is not fully insured could have a material adverse effect on our business.
We cannot assure you that violations of environmental requirements will not occur. We may not have identified all of the environmental liabilities at our current and former locations, material environmental conditions not known to us may exist, and future laws or regulations may impose material environmental liability or compliance costs. Furthermore, new laws, new interpretations or new administration of existing laws or other developments could require us to make additional capital expenditures or incur additional liabilities. The occurrence of any of these events could have a material adverse effect on our business.
Any difficulties we experience with respect to our information technology systems could lead to significant costs or losses.
We have large, complex information technology systems that are critical to our business operations. We could encounter difficulties developing new systems or maintaining and upgrading existing systems. Such difficulties could lead to significant expenses or losses due to disruption in our business operations.
We have outsourced our information technology services to HP Enterprise Services, LLC (“HP”) (formerly known as Electronic Data Systems, LLC). Our information technology (“IT”) hub is located in North Carolina. Any disruption caused by financial distress, adverse weather conditions, any legal actions affecting HP, or other factors affecting our relationship with HP could result in disruption to our business.

Food and drug safety concerns and related unfavorable publicity may adversely affect us.
We could be materially adversely affected if consumers lose confidence in the safety and quality of the food supply chain. Adverse publicity about these concerns, whether or not ultimately based on fact, and whether or not involving products sold at our stores, could discourage consumers from buying our products. The real or perceived sale of contaminated food products by us could result in a loss of consumer confidence and product liability claims, which could have a material adverse effect on our business. To the extent that we are unable to maintain appropriate sanitation and quality standards in our stores, food safety and quality issues could involve expense and damage to our various brand names. Additionally, concerns about the safety or effectiveness of certain drugs or negative publicity surrounding certain categories of drugs may have a negative impact on our pharmacy sales.
Threats or potential threats to security may materially adversely affect us.
Data theft, information espionage or other criminal activity directed at the retail industry or computer or communications systems may materially adversely affect our businesses by causing us to implement costly security measures in recognition of actual or potential threats, by requiring us to expend significant time and expense developing, maintaining or upgrading our information technology systems or by causing us to incur significant costs to reimburse third parties for damages. Such activities may also materially adversely affect our business by reducing consumer confidence in the marketplace and by modifying consumer spending habits. Despite our efforts to secure and maintain our computer network, security could be compromised, confidential information including customer information could be misappropriated or system disruptions could occur. This could lead to disruption of operations, loss of sales or profits or cause us to incur significant costs to reimburse third parties for damages.
We are heavily dependent on our key personnel.
Our success is largely dependent upon the efforts and skills of our senior management team and other key managers. The loss of the services of one or more of such persons could have a material adverse effect on our business. In addition, we compete with other potential employers for employees, and we may not succeed in hiring or retaining the executives and other employees that we need. Our inability to retain our key personnel could have a material adverse affect on our business.
If we experience a data security breach and confidential customer information is disclosed, we may be subject to penalties and experience negative publicity, which could affect our customer relationships and have a material adverse effect on our business.
We and our customers could suffer harm if customer information were accessed by third parties due to a security failure in our systems. The collection of data and processing of transactions require us to receive and store a large amount of personally identifiable data. This type of data is subject to legislation and regulation in various jurisdictions. Recently, data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative proposals addressing data privacy and security. If some of the current proposals are adopted, we may be subject to more extensive requirements to protect the customer information that we process in connection with the purchases of our products. We may also become exposed to potential liabilities with respect to the data that we collect, manage and process, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our methods of collection, processing and storage of personal data. Future investigations, lawsuits or adverse publicity relating to our methods of handling personal data could adversely affect our business due to the potential costs and negative market reaction relating to such developments.
Our substantial indebtedness could adversely affect our financial health and our ability to operate our business.
As of January 1, 2011, we had $551.9 million of indebtedness outstanding (inclusive of $183.3 million of capital leases), and $64.2 million of unused commitments under the asset-based facility (the “ABL Facility”) (after giving effect to $12.5 million of letters of credit outstanding thereunder). Our substantial amount of indebtedness could have important consequences for our business. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to our outstanding indebtedness;

•	limit our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;

•	increase our vulnerability to adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for operations, future business opportunities or other purposes, such as funding our working capital and capital expenditures;

•	limit our flexibility in planning for, or reacting to, changes in the business and industry in which we operate;

•	limit our ability to service our indebtedness;

•	place us at a competitive disadvantage compared to any less leveraged competitors; and

•
prevent us from raising the funds necessary to repurchase outstanding notes tendered to us upon the occurrence of certain changes of control, which would constitute a default under the indenture governing our outstanding notes.

The occurrence of any one of these events could have an adverse effect on our business, prospects or ability to satisfy our obligations under our outstanding indebtedness.
Litigation may materially adversely affect our businesses.
Our operations are characterized by a high volume of customer traffic and by transactions involving a wide variety of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies in many other industries. Consequently, we may be a party to individual personal injury, bad fuel, products liability and other legal actions in the ordinary course of our business, including litigation arising from food-related illness. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in our business, regardless of whether the allegations are valid or whether we are ultimately found liable.
Morgan Stanley Private Equity (“MSPE”) and private equity affiliates of HSBC Private Equity Advisors LLC (“HSBC”) own the majority of our capital stock, which allows them to have significant influence over substantially all matters requiring shareholder approval.
Various funds affiliated with MSPE and HSBC hold 71.6% and 19.9%, respectively, of our issued and outstanding capital stock. As a result of this equity ownership and our Amended and Restated Shareholders’ Agreement dated as of January 29, 2010 with MSPE, HSBC and certain other persons named therein, MSPE and HSBC have the power to significantly influence the results of stockholder votes, as well as transactions involving a potential change of control of us. MSPE also controls the election of our Board of Directors. So long as MSPE retains sufficient ownership of our voting power, it has rights to board representation, as well as consent rights in connection with certain major company actions including changes to company policies and organizational documents, dispositions and financing activity.
The interests of MSPE and HSBC, as our controlling shareholders, could conflict with our debtholders’ interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of MSPE and HSBC as holders of our equity might conflict with our debtholders’ interests. MSPE and HSBC may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that would enhance the value of the equity position of MSPE and HSBC in us, even though such transactions might involve risks to the debtholders. Corporate opportunities may arise in the area of potential competitive business activities that may be attractive to us as well as to MSPE, HSBC or their affiliates, including potential acquisitions by MSPE, HSBC or their affiliates of competing businesses. Any competition could intensify if an affiliate or subsidiary of MSPE or HSBC were to enter into or acquire a business similar to our business. MSPE, HSBC or their affiliates may direct relevant corporate opportunities to other entities which they control rather than to us. Further, neither MSPE nor HSBC has any obligation to provide us with any equity or debt financing in the future in excess of certain capital calls up to a cap.
Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate the cash required to service our indebtedness.
Our ability to make payments on and refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future. Our historical financial results have been, and our future financial results are expected to be, subject to substantial fluctuations, and will depend upon general economic conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to meet our debt service obligations or fund our other liquidity needs, we may need to refinance all or a portion of our debt before maturity, seek additional equity capital, reduce or delay scheduled expansions and capital expenditures or sell material assets or operations. We cannot assure you that we will be able to pay our debt or refinance it on commercially reasonable terms, or at all, or to fund our liquidity needs.

If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing our outstanding debt. If such a default were to occur, the lenders under the ABL Facility could elect to declare all amounts outstanding under the ABL Facility immediately due and payable, and the lenders would not be obligated to continue to advance funds under the ABL Facility. If the amounts outstanding are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to the banks or to our debtholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
As of January 1, 2011, the Company operated 127 corporate retail supermarkets under the Tops, P&C and Quality Markets banners, with an additional 5 franchise supermarkets under the Tops banner. The Company leased 114 of the corporate supermarkets that it operated and owned the remaining 13 corporate supermarkets.
OWNED PROPERTIES
As of January 1, 2011, the Company owned nine supermarkets in Bath, Buffalo, Camden, Canastota, Fayetteville, Frewsburg, Pulaski, Randolph and Sherrill, New York, and four supermarkets in Bradford, Sayre, Sheffield and Youngsville, Pennsylvania.
LEASED PROPERTIES
The Company leases most of its supermarkets, which is typical of companies in the retail industry. The Company believes its longstanding presence in many of its locations provides it with the advantage of relatively low rents. The average remaining term on the Company’s leases, including options to renew, is 27 years.
The Company entered into an arrangement with the Town of Lancaster Industrial Development Agency (the “IDA”) relating to the Company’s warehouse and distribution facility in Lancaster, New York, to effectively maintain its ownership of this facility in a tax efficient manner. Under this arrangement, the facility was conveyed to the IDA and leased back to the Company pursuant to a lease agreement, which expires by its terms on December 31, 2012, unless terminated earlier. The lease agreement provides that, upon its termination for any reason, title to the facility will be conveyed back to the Company in exchange for $1.00 plus any outstanding amounts due and payable under the lease agreement. The lease agreement requires the Company to make a series of payments to the IDA which are effectively rent payments. Pursuant to the Company’s current supply agreement with C&S and sublease of the facility to C&S’s affiliate Buffalo Logistics LLC, the 906,600 square foot facility is operated by C&S on the Company’s behalf. C&S supplied approximately 61% of the goods sold by the Company during Fiscal 2010. The facility consists of a food distribution warehouse with refrigerated areas and ancillary buildings. Under the supply agreement, the Company is required to allow C&S to use the facility to service its supermarkets so long as the agreement is in place.
The Company leases its corporate offices and centralized mail distribution center. Its corporate offices are located in Williamsville, New York. The Company believes it has adequate facilities and space for its current and future activities. The Company’s mail center is located in Depew, New York and is the central depositary for all mail to the corporate offices and store facilities.
LOCATIONS
Substantially all of the Tops and retained Penn Traffic supermarkets are either freestanding or located in neighborhood shopping centers where it is the marquee tenant. The Company believes that its stores are strategically positioned and clustered in an efficient and targeted manner, focusing on the key regions of Upstate New York and Northern Pennsylvania. See “Business — Store Profile and Location” in Item 1 of Part I of this 10-K for more information on the locations of the Company’s stores.

ITEM 3. LEGAL PROCEEDINGS
The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company is also subject to certain environmental claims. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated results of operations, financial position or cash flows.
ITEM 4. (RESERVED)
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On January 29, 2010, Tops Holding Corporation sold an aggregate of 44,776 shares of its common stock for $30.0 million in a private placement, exempt from registration under Rule 506 of Regulation D, to certain investors.

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in thousands)

	Tops Holding Corporation				Tops Markets, LLC
				Fiscal	Fiscal
				2007	2007
	Fiscal	Fiscal	Fiscal	Successor	Predecessor	Fiscal
	2010	2009	2008	Period	Period	2006
	(52 weeks) (3)	(53 weeks)	(52 weeks)	(4 weeks)	(48 weeks) (4)	(52 weeks) (4)
Statements of Operations Data:
Inside sales	$2,107,524	$1,579,448	$1,542,054	$126,079	$1,406,794	$1,523,063
Gasoline sales	150,012	116,160	158,178	10,732	119,966	110,697

Net sales	2,257,536	1,695,608	1,700,232	136,811	1,526,760	1,633,760
Operating income (loss)	10,633	34,490	28,779	4,786	(6,812)	8,741
Net (loss) income	(26,954)	(25,693)	(10,844)	984	(52,097)	(115,815)

Balance Sheet Data:
Total assets	680,351	592,848	619,694	641,102	N/A	673,563
Long-term liabilities; including obligations under capital lease and financing obligations	561,909	486,305	400,313	407,103	N/A	458,418
Total shareholders’ (deficit) equity	(65,511)	(38,801)	87,729	100,581	N/A	(118,818)

Supermarket Operating Data:
Number of supermarkets at end of fiscal year	127	71	71	71	71	72
Average weekly inside ID sales per supermarket (1)	418,465	418,511	416,434	442,668	411,752	405,161
Inside ID sales increase (1) (2)	0.1%	0.5%	1.2%	N/A	N/A	N/A
Number of gas stations at end of fiscal year	35	31	28	26	26	26
Motor fuel gallons sold (in thousands)	57,079	52,540	50,124	3,668	45,793	29,681

Other Financial Data:
Net cash provided by (used in):
Operating activities	$49,458	$66,813	$81,067	$24,572	$21,677	$(3,491)
Investing activities	(113,933)	(36,693)	(56,237)	(298,172)	(6,988)	7,586
Financing activities	62,172	(40,717)	(28,437)	307,526	(30,141)	(29,485)
Total depreciation and amortization	77,315	65,285	55,530	3,760	42,368	56,048
Capital expenditures	49,663	28,080	35,298	198	7,201	41,753

(1)
We define “inside ID sales” as the change in year-over-year inside sales (net sales excluding gasoline sales), excluding franchise revenue, for “ID stores.” We include a supermarket in the “inside ID sales” base in its thirteenth full period of operation.

(2)
To calculate the “Inside ID sales increase” for Fiscal 2010 and Fiscal 2009, we have used the most comparable 52-week periods. When comparing Fiscal 2009 to Fiscal 2008, we have excluded the 53rd week of Fiscal 2009. When comparing Fiscal 2010 to Fiscal 2009, we have excluded the 1st week of Fiscal 2009.

(3)	Fiscal 2010 includes the operating results of the acquired Penn Traffic supermarkets following the January 29, 2010 Acquisition.

(4)	The operating results during these periods represent those of Tops Markets, LLC under the ownership of Koninklijke Ahold N.V.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this 10-K. This 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” on page 1 of this 10-K and “Risk Factors” under Item 1A in Part I of this 10-K.
COMPANY OVERVIEW
We are a leading supermarket retailer in our Upstate New York and Northern Pennsylvania markets. Introduced in 1962, our Tops brand is widely recognized as a strong retail supermarket brand name in our markets supported by strong customer loyalty and attractive supermarket locations. We are headquartered in Williamsville, New York and have approximately 12,700 associates.
The terms “we,” “our,” “us” and the “Company” refer to Tops Holding Corporation and each of its consolidated subsidiaries, including its wholly-owned subsidiary Tops Markets, LLC.
On January 29, 2010, we completed the Acquisition of substantially all assets and certain specified liabilities of Penn Traffic and its subsidiaries, including its 79 retail supermarkets. As of March 31, 2011, we have retained 55 supermarkets from the Acquisition. These supermarkets now operate under the banners of Tops, P&C and Quality Markets in Upstate New York and Northern Pennsylvania. In August 2010, the FTC issued a Proposed Order that would require Tops to sell seven of these retained supermarkets. The Proposed Order was subject to public comment until September 7, 2010. We are awaiting the approval of a Final Order by the FTC. The remaining 24 supermarkets have been closed, sold or liquidated. We currently operate 128 corporate retail supermarkets with an additional 5 franchise supermarkets.
BASIS OF PRESENTATION
We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. Our fiscal years include 13 four-week reporting periods, with an additional week in the thirteenth reporting period for 53-week fiscal years. Our first quarter of each fiscal year includes four reporting periods, while the remaining quarters include three reporting periods. The period from January 3, 2010 to January 1, 2011 (“Fiscal 2010”) included 52 weeks. The period from December 28, 2008 to January 2, 2010 (“Fiscal 2009”) included 53 weeks. The period from December 30, 2007 to December 27, 2008 (“Fiscal 2008”) included 52 weeks.
RECENT AND FUTURE EVENTS AFFECTING OUR RESULTS OF OPERATIONS AND THE COMPARABILITY OF REPORTED RESULTS OF OPERATIONS
Acquisition of Penn Traffic
On January 29, 2010, we completed the Acquisition of Penn Traffic, including Penn Traffic’s 79 retail supermarkets. As of March 31, 2011, we have retained 55 of these supermarkets. In August 2010, the FTC issued a Proposed Order that would require Tops to sell seven of these retained supermarkets. The Proposed Order was subject to public comment until September 7, 2010. We are awaiting the approval of a Final Order by the FTC. Net sales and operating income for the seven supermarkets to be sold were $54.2 million and $0.8 million, respectively, for Fiscal 2010. The remaining 24 supermarkets had been closed, sold or liquidated. Net sales and operating loss for these 24 supermarkets that were not retained were $33.9 million and $2.8 million, respectively, during Fiscal 2010. Also included in our results during Fiscal 2010 were integration costs of $23.3 million and one-time legal and professional fees related to the Acquisition of $5.3 million. Additionally, we incurred $2.1 million of legal expenses associated with the FTC’s review of the acquired supermarkets during Fiscal 2010. Additional depreciation and amortization of $7.4 million was incurred during Fiscal 2010, as compared to Fiscal 2009, associated with acquired property, equipment and intangible assets.

As the values of certain assets and liabilities were preliminary in nature, such values were adjusted and finalized during Fiscal 2010 as additional information was obtained.
The excess of net assets acquired over the purchase price of $15.7 million has been recognized as a bargain purchase in the consolidated statement of operations for Fiscal 2010. This bargain purchase was attributable to the distressed status of Penn Traffic due to historical operating results, which led to a November 2009 bankruptcy filing.
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
Also effective October 9, 2009, we entered into a revolving ABL Facility that expires October 9, 2013. The ABL Facility allowed a maximum borrowing capacity of $70.0 million, including a sub-limit for the issuance of letters of credit, subject to a borrowing base calculation. The ABL Facility was amended on January 29, 2010 to increase the maximum borrowing capacity to $100.0 million.
Issuance of Common Stock
On January 29, 2010, we received $30.0 million of proceeds from the issuance of 44,776 shares of common stock to certain shareholders of Holding.
Dividend
On July 26, 2010, we paid a dividend to our shareholders totaling $30.0 million, or $207.22 per share of common stock outstanding.
General Economic Conditions
The United States economy and financial markets have declined and experienced volatility due to uncertainties related to energy prices, availability of credit, inflation in food prices, difficulties in the banking and financial services sectors, the decline in the housing market, falling consumer confidence and high unemployment rates. As a result, consumers are more cautious, possibly leading to additional reductions in consumer spending, to consumers trading down to a less expensive mix of products, or to consumers trading down to discounts for grocery items, all of which may affect our financial condition and results of operations.
Furthermore, because of economic conditions, we may experience reductions in traffic in our supermarkets or limitations on the prices we can charge for our products, either of which may reduce our sales and profit margins and have a material adverse affect on our financial condition and results of operations. Other economic factors such as inflation, energy costs, increased transportation costs, higher costs of labor, insurance and healthcare, and changes in laws and regulations may increase our costs of sales and our operating expenses, and otherwise adversely affect our financial condition and results of operations. In Fiscal 2010, Fiscal 2009 and Fiscal 2008, we have experienced the effects of some of these economic factors.
RESULTS OF OPERATIONS
Fiscal 2010 compared with Fiscal 2009
Executive Summary
The results of operations during Fiscal 2010 when compared with Fiscal 2009 were impacted primarily by the Acquisition. Fifty-five supermarkets acquired in the Acquisition had been retained and operated through January 1, 2011.

Net Sales
The following table includes a comparison of the components of our net sales for Fiscal 2010 and Fiscal 2009.
(Dollars in thousands)

	Fiscal 2010	Fiscal 2009
	(52 weeks)	(53 weeks)	$ Change	% Change
Inside sales	$2,107,524	$1,579,448	$528,076	33.4%
Gasoline sales	150,012	116,160	33,852	29.1%

Net sales	$2,257,536	$1,695,608	$561,928	33.1%

Inside sales increased 33.4% in Fiscal 2010 compared with Fiscal 2009, primarily due to net sales of $560.8 million related to new supermarkets, including the acquired Penn Traffic supermarkets. Excluding the 53rd week in Fiscal 2009, same store sales increased 0.1%. Net sales for the 24 acquired supermarkets which have been closed, sold or liquidated were $33.9 million during Fiscal 2010.
Gasoline sales increased 29.1% in Fiscal 2010 compared with Fiscal 2009 due to an 18.9% increase in the retail price per gallon. The number of gallons sold increased 8.6%, primarily due to the addition of four new fuel stations during Fiscal 2010, and a full-year of operation for three fuel stations added during Fiscal 2009.
Gross Profit
The following table includes a comparison of cost of goods sold, distribution costs and gross profit for Fiscal 2010 and Fiscal 2009.
(Dollars in thousands)

	Fiscal 2010	% of	Fiscal 2009	% of	$	%
	(52 weeks)	Net Sales	(53 weeks)	Net Sales	Change	Change
Cost of goods sold	$(1,579,016)	69.9%	$(1,185,344)	69.9%	$393,672	33.2%
Distribution costs	(44,829)	2.0%	(33,852)	2.0%	10,977	32.4%

Gross profit	$633,691	28.1%	$476,412	28.1%	$157,279	33.0%

As a percentage of net sales, cost of goods sold, distribution costs and gross profit remained consistent for Fiscal 2010 compared with Fiscal 2009.
Operating Expenses
The following table includes a comparison of operating expenses for Fiscal 2010 and Fiscal 2009.
(Dollars in thousands)

	Fiscal 2010	% of	Fiscal 2009	% of	$	%
	(52 weeks)	Net Sales	(53 weeks)	Net Sales	Change	Change
Wages, salaries and benefits	$310,800	13.8%	$224,958	13.3%	$85,842	38.2%
Selling and general expenses	104,841	4.6%	73,474	4.3%	31,367	42.7%
Administrative expenses	102,754	4.6%	65,013	3.8%	37,741	58.1%
Rent expense	19,135	0.8%	13,219	0.8%	5,916	44.8%
Depreciation and amortization	62,353	2.8%	52,727	3.1%	9,626	18.3%
Advertising	23,175	1.0%	12,531	0.7%	10,644	84.9%

Total	$623,058	27.6%	$441,922	26.0%	$181,136	41.0%

Wages, Salaries and Benefits
As a percentage of net sales, the increase in wages, salaries and benefits for Fiscal 2010 compared with Fiscal 2009 is largely attributable to investments in labor during the rebannering and re-openings of the retained Penn Traffic supermarkets, as well as the lower average sales base of these supermarkets. As the inside sales related to these supermarkets is expected to continue on a positive trend, we expect a similar leveraging of labor expenses in the future as compared to our legacy supermarkets. The comparative percentage is also impacted by the fact that none of the acquired Penn Traffic supermarkets have fuel stations, for which gasoline sales require less labor expense than inside sales. Furthermore, we have experienced a 10% year-over-year increase in pension and health and welfare costs, as required by our collective bargaining agreements. We expect an additional 10%, or $0.8 million, increase in pension costs, and relatively flat health and welfare costs, in 2011.
Selling and General Expenses
As a percentage of net sales, selling and general expenses increased for Fiscal 2010 compared with Fiscal 2009 due to $0.7 million of Penn Traffic integration costs included in selling and general expenses during Fiscal 2010, as well as an increase of $10.8 million in electricity costs due to the warmer temperatures in 2010 and higher commodity prices.
Administrative Expenses
The increase in administrative expenses for Fiscal 2010 compared with Fiscal 2009 was primarily attributable to a combined $22.4 million of Penn Traffic integration costs, one-time legal and professional fees related to the Acquisition and non-recurring legal expenses associated with the FTC’s review of the acquired supermarkets. Furthermore, we incurred additional labor expense of $12.8 million related to 2010 head count additions to accommodate increased corporate activities following the Acquisition, combined with normal wage rate increases.
Rent Expense
Rent expense reflects our rental expense for our supermarkets under operating lease arrangements, net of income we receive from various entities that rent space in our supermarkets under subleasing arrangements. As a percentage of net sales, rent expense remained relatively consistent for Fiscal 2010 compared with Fiscal 2009.
Depreciation and Amortization
The increase in depreciation and amortization from Fiscal 2010 compared with Fiscal 2009 was largely attributable to $7.4 million associated with assets acquired from Penn Traffic, as well as incremental depreciation related to Fiscal 2010 and Fiscal 2009 capital expenditures.
Advertising
The increase in advertising expenses for Fiscal 2010 compared with Fiscal 2009 was primarily attributable to $5.2 million in costs associated with the communication of the Acquisition to our customers and the promotion of the re-bannered supermarkets. Additionally, we incurred increased circular costs of $6.4 million due to enhancements made to our circulars, our increased store base and expanded geographic area, as well as duplicative costs of producing circulars under the P&C, Quality Markets and Bi-Lo banners subsequent to the Acquisition. In early Fiscal 2010, we incurred costs of $1.7 million associated with our Monopoly® promotion. The increase is partially offset by a decrease in media production.
Bargain Purchase
The excess of $15.7 million of the estimated fair value of Penn Traffic net assets acquired over the purchase price has been recognized as a gain in the consolidated statement of operations for Fiscal 2010. This bargain purchase was attributable to the distressed status of Penn Traffic due to historical operating results, which led to a November 2009 bankruptcy filing.
Loss on Debt Extinguishment
On January 29, 2010, we entered into a $25.0 million bridge loan and an $11.0 million term loan and capitalized related financing costs. As both the bridge loan and term loan were repaid in full on February 12, 2010 with the proceeds from the issuance of the additional $75.0 million of senior secured notes, unamortized costs of $0.7 and $0.3 million, respectively, were recorded as a loss on debt extinguishment in our consolidated statement of operations for Fiscal 2010.
In connection with prepayments of $20.0 million related to our previous first lien credit agreement during Fiscal 2009, $0.8 million of additional debt was forgiven. This amount, net of the write-off of $0.3 million of unamortized deferred financing costs, was recorded as a gain on debt extinguishment in our consolidated statement of operations for Fiscal 2009. Effective October 9, 2009, we issued $275.0 million of senior secured notes and simultaneously entered into the $70.0 million revolving ABL Facility. The proceeds from the senior secured notes and the ABL Facility were used, in part, to retire the outstanding balances related to our previous first lien credit agreement and warehouse mortgage. In connection with these retirements, we wrote off unamortized deferred financing costs of $7.0 million and incurred additional costs of $0.3 million, which were recorded as a loss on debt extinguishment in our consolidated statement of operations for Fiscal 2009.

Interest Expense, Net
The $13.2 million increase in interest expense during Fiscal 2010 compared with Fiscal 2009 reflects an $18.7 million increase in interest on our outstanding indebtedness as a result of our October 2009 and February 2010 financing activities, as well as an increase of $1.3 million attributable to deferred financing fees and bond discount amortization (net of premium amortization). These factors were partially offset by a $6.6 million decrease in interest expense related to our interest rate swap that was settled in October 2009.
Income Tax Benefit (Expense)
The change from the income tax expense of $5.4 million in Fiscal 2009 to the income tax benefit of $9.0 million in Fiscal 2010 is primarily attributable to the higher pre-tax loss in Fiscal 2010, combined with the non-taxability of the bargain purchase related to the Acquisition. Additionally, we established a $13.9 million valuation allowance during Fiscal 2009 related to our deferred tax assets, compared to an additional valuation allowance of $11.9 million during Fiscal 2010. The resulting effective tax rate for Fiscal 2010 was 25.0% compared to an effective tax rate for Fiscal 2009 of (26.5)%.
Deferred income tax assets or liabilities reflect temporary differences between amounts of assets and liabilities, including net operating loss (“NOL”) carryforwards, for financial and tax reporting. Such amounts are adjusted as appropriate to reflect changes in the tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred income tax asset for which realization is uncertain.
Based on an assessment of the available positive and negative evidence, including our historical results for the preceding three years, we determined that there are uncertainties relating to our ability to utilize the net deferred tax assets. In recognition of these uncertainties, we have provided a valuation allowance of $13.9 million on the net deferred income tax assets as of January 2, 2010, representing a charge to income tax expense during Fiscal 2009. During Fiscal 2010, we established an additional valuation allowance of $11.9 million, with an offsetting charge to income tax expense. If we were to determine that we could realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance.
Net Loss
The increase in net loss from $25.7 million in Fiscal 2009 to $27.0 million in Fiscal 2010 is attributable to the factors discussed above.
Fiscal 2009 compared with Fiscal 2008
Executive Summary
Our results of operations during Fiscal 2009 when compared with Fiscal 2008 were influenced by lower selling and general expenses attributable to decreases in utility costs and legal expenses, as well as the additional week in Fiscal 2009. Net sales were primarily impacted by increased average customer order size and customer count, partially offset by lower retail gasoline prices and deflation within certain categories of inside sales.
Net Sales
The following table includes a comparison of the components of our net sales for Fiscal 2009 and Fiscal 2008.
(Dollars in thousands)

	Fiscal 2009	Fiscal 2008
	(53 weeks)	(52 weeks)	$ Change	% Change
Inside sales	$1,579,448	$1,542,054	$37,394	2.4%
Gasoline sales	116,160	158,178	(42,018)	(26.6)%

Net sales	$1,695,608	$1,700,232	$(4,624)	(0.3)%

The increase in inside sales was primarily due to $29.8 million of net sales attributable to the additional week in Fiscal 2009. Adjusted to reflect a 52-week period in Fiscal 2009, inside sales increased approximately $7.6 million, or 0.5%, due to a 0.4% increase in average customer order size and a 0.1% increase in our average customer count. The increase in average order size was despite deflationary prices in certain categories.
Gasoline sales decreased 26.6% from Fiscal 2008 to Fiscal 2009 due to a 29.9% decrease in the retail price per gallon. This decrease was partially offset by a 4.8% increase in the number of gallons sold. This was primarily due to the addition of three new fuel stations in Fiscal 2009, which represented 2.1% of total gallons sold, a full-year of operation for two fuel stations added in Fiscal 2008, for which the incremental gallons represented 1.6% of total gallons sold, and the additional week of gasoline sales in Fiscal 2009, which accounted for 1.9% of total gallons sold.
Gross Profit
The following table includes a comparison of cost of goods sold, distribution costs and gross profit for Fiscal 2009 and Fiscal 2008.
(Dollars in thousands)

	Fiscal 2009	% of	Fiscal 2008	% of	$	%
	(53 weeks)	Net Sales	(52 weeks)	Net Sales	Change	Change
Cost of goods sold	$(1,185,344)	69.9%	$(1,195,850)	70.3%	$(10,506)	(0.9)%
Distribution costs	(33,852)	2.0%	(32,882)	1.9%	970	2.9%

Gross profit	$476,412	28.1%	$471,500	27.7%	$4,912	1.0%

Cost of goods sold declined as a result of a $37.7 million, or 25.9%, decrease in the cost of gasoline and a $6.7 million decrease in non-cash last-in, first-out (“LIFO”) inventory valuation adjustments from $6.9 million in Fiscal 2008 to $0.2 million in Fiscal 2009, partially offset by the impact of incremental inside sales.
Distribution costs as a percentage of net sales were consistent between Fiscal 2009 and Fiscal 2008.
The increase in gross profit was primarily the result of the $6.7 million decrease in LIFO adjustments.
Operating Expenses
The following table includes a comparison of operating expenses for Fiscal 2009 and Fiscal 2008.
(Dollars in thousands)

	Fiscal 2009	% of	Fiscal 2008	% of	$	%
	(53 weeks)	Net Sales	(52 weeks)	Net Sales	Change	Change
Wages, salaries and benefits	$224,958	13.3%	$223,014	13.1%	$1,944	0.9%
Selling and general expenses	73,474	4.3%	81,587	4.8%	(8,113)	(9.9)%
Administrative expenses	65,013	3.8%	63,575	3.7%	1,438	2.3%
Rent expense	13,219	0.8%	13,114	0.8%	105	0.8%
Depreciation and amortization	52,727	3.1%	50,732	3.0%	1,995	3.9%
Advertising	12,531	0.7%	10,699	0.6%	1,832	17.1%

Total	$441,922	26.0%	$442,721	26.0%	$(799)	(0.2)%

Wages, Salaries and Benefits
The increase in wages, salaries and benefits was primarily attributable to a $5.0 million increase in wages related to negotiated union labor rates and the additional week in Fiscal 2009, combined with a $3.2 million increase in health and welfare benefits due to rising healthcare costs and the 53rd week of Fiscal 2009. These factors were partially offset by a $6.3 million decrease in vacation expense due to a change in the vacation policy for union store employees.

Selling and General Expenses
The decrease in selling and general expenses was primarily attributable to a $5.4 million decrease in utility costs due to lower commodity prices and increased conservation efforts in our stores, a $4.2 million decrease in legal fees, largely associated with a potential acquisition that was not consummated in Fiscal 2008, a $2.6 million decrease in general liability and workers’ compensation insurance expense and a $0.9 million decrease in supplies expense. These factors were partially offset by a $1.2 million decrease in gift card breakage income, as $1.3 million of initial income was recognized in Fiscal 2008 upon the establishment of a new gift card company, $1.1 million of Penn Traffic acquisition costs, a $0.8 million decrease in cardboard income due to declining prices during Fiscal 2009, a $0.6 million increase in software maintenance contract expense and a combined increase of $1.4 million related to real estate taxes, store equipment and debit card fees due to the additional week of expenses in Fiscal 2009.
Administrative Expenses
The increase in administrative expenses from Fiscal 2008 to Fiscal 2009 was primarily attributable to a $6.1 million increase in depreciation expense and a $1.5 million increase in software maintenance due to our establishment of a stand alone IT infrastructure, $1.8 million of expense related to a modification of the terms of outstanding stock option grants during Fiscal 2009, a $2.1 million legal settlement gain recognized in Fiscal 2008 and an overall increase of $1.1 million attributable to the additional week in Fiscal 2009. These increases were largely offset by the reduction of duplicative or excess costs associated with the Transition Services Agreement (“TSA”) with Koninklijke Ahold N.V. (“Ahold”) of $8.1 million, a $2.0 million reduction of normal bonus expense, as well as a $1.5 million decrease in vacation expense due to a change in the vacation policy for non-union corporate employees.
Rent Expense
As a percentage of net sales, rent expense remained relatively consistent for Fiscal 2009 compared with Fiscal 2008.
Depreciation and Amortization
The increase in depreciation and amortization was due to incremental depreciation related to Fiscal 2008 and Fiscal 2009 capital expenditures, as well as the additional week of depreciation and amortization expense in Fiscal 2009.
Advertising
The increase in advertising expenses was primarily attributable to an expanded sponsorship with the Buffalo Bills National Football League franchise for the 2009-2010 season of $0.7 million, an increased investment in radio advertising of $0.5 million and $0.5 million related to enhanced circulars during Fiscal 2009. In addition, we have increased the reach of our advertising efforts to include more local newspapers and magazines.
Loss on Debt Extinguishment
In connection with prepayments of $20.0 million related to our previous first lien credit agreement during Fiscal 2009, $0.8 million of additional debt was forgiven. This amount, net of the write-off of $0.3 of unamortized deferred financing fees, was recorded as a gain on debt extinguishment. Effective October 9, 2009, we issued $275.0 million of senior secured notes and simultaneously entered into the $70.0 million revolving ABL Facility. The proceeds from the senior secured notes and the ABL Facility were used, in part, to retire the outstanding balances related to our previous first lien credit agreement and warehouse mortgage. In connection with these retirements, we wrote off unamortized deferred financing costs of $7.0 million and incurred additional costs of $0.3 million, which were recorded as a loss on debt extinguishment in our consolidated statement of operations for Fiscal 2009.
During Fiscal 2008, we recorded a $2.2 million loss on debt extinguishment related to the write-off of unamortized deferred financing costs associated with our previous second lien credit agreement, which was repaid in full.
Interest Expense, Net
The increase in interest expense from $43.7 million in Fiscal 2008 to $48.0 million in Fiscal 2009 reflects the impact of the October 2009 refinancing activities, including an increase of $4.2 million related to the amortization of the increase in the fair value of our interest rate swap that was previously recognized in Accumulated Other Comprehensive Income (“AOCI”) on our balance sheet. This increase largely resulted from the acceleration of amortization upon the settlement of the interest rate swap in October 2009.

Income Taxes (Expense) Benefit
The change from the income tax benefit of $6.3 million in Fiscal 2008 to the income tax expense of $5.4 million in Fiscal 2009 is primarily attributable to the $13.9 million valuation allowance established in Fiscal 2009 related to our deferred tax assets. The resulting effective tax rate for Fiscal 2009 was (26.5)% compared to an effective tax rate for Fiscal 2008 of 36.8%.
Deferred income tax assets or liabilities reflect temporary differences between amounts of assets and liabilities, including NOL carryforwards, for financial and tax reporting. Such amounts are adjusted as appropriate to reflect changes in the tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred income tax asset for which realization is uncertain.
We consider all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income and recent financial operations, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred income tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. In evaluating the objective evidence provided by historical results, we considered the past three years.
Based on an assessment of the available positive and negative evidence, including our historical results, we determined that there are uncertainties relative to our ability to utilize the net deferred tax assets. In recognition of these uncertainties, we have provided a valuation allowance of $13.9 million on the net deferred income tax assets as of January 2, 2010, representing a charge to income tax expense during Fiscal 2009. If we were to determine that we could realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance.
Net Loss
Our net loss increased $14.9 million, or 136.9%, from Fiscal 2008 to Fiscal 2009. The increase in net loss is attributable to the factors discussed above.
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
Also effective October 9, 2009, we entered into the ABL Facility that expires on October 9, 2013. The ABL Facility allowed a maximum borrowing capacity of $70.0 million, including a sub-limit for the issuance of letters of credit, subject to a borrowing base calculation. Our ABL Facility was amended on January 29, 2010 to increase the maximum borrowing capacity to $100.0 million. As of January 1, 2011, the unused commitment under the ABL Facility was $64.2 million, after giving effect to $12.5 million of letters of credit outstanding thereunder. Revolving loans under the ABL Facility will, at our option, bear interest at either i) LIBOR plus a margin of 350 to 400 basis points, determined based on levels of borrowing availability, or ii) the prime rate plus a margin of 250 to 300 basis points, determined based on levels of borrowing availability. The ABL Facility is collateralized primarily by (i) first-priority interests, subject to certain exceptions, in the ABL Priority Collateral and (ii) second-priority interests, subject to certain exceptions, in the Notes Priority Collateral.
On January 29, 2010, we completed the acquisition of substantially all assets and certain liabilities of Penn Traffic and its subsidiaries, including Penn Traffic’s 79 retail supermarkets. In addition to cash consideration of $85.0 million paid to Penn Traffic, the Company recorded $23.3 million of integration costs and $2.1 million of legal expenses associated with the FTC’s review of the acquired supermarkets during Fiscal 2010, and $5.3 million and $1.1 million of transaction costs during Fiscal 2010 and Fiscal 2009, respectively. Of these combined expenses, $31.4 million were paid during Fiscal 2010. The Company has sold certain of the acquired assets for $20.8 million, which was all received during Fiscal 2010.

On February 12, 2010, we issued an additional $75.0 million of senior secured notes on the same terms as the October 2009 issuance. We received proceeds of $76.1 million from this issuance, including a $1.1 million original issue premium. The proceeds were used, in part, to repay in full short-term borrowings that were entered into in order to finance the Acquisition. We incurred $4.7 million of financing costs, primarily related to the additional senior secured notes issuance, all of which were capitalized in other assets in our consolidated balance sheet during Fiscal 2010.
The senior secured notes and ABL Facility contain customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sale or transfer of assets, payment of dividends, transactions involving affiliates, change in control and other matters customarily restricted in such agreements. Failure to meet any of these covenants would be an event of default. As of January 1, 2011, we were in compliance with all such covenants.
On January 29, 2010, we received $30.0 million of proceeds from the issuance of 44,776 shares of common stock to certain shareholders of Holding.
On July 26, 2010, we paid a dividend to our shareholders totaling $30.0 million, or $207.22 per share of common stock outstanding. The payment of this dividend did not result in any borrowings under our ABL Facility outside of the normal course of business.
Our primary sources of cash are cash flows generated from our operations and borrowings under our ABL Facility. We believe that these sources will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next twelve months. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the grocery industry and financial, business, and other factors, some of which are beyond our control. See “Risk Factors” in Item 1A of Part I of this 10-K.
Cash Flows Information
The following is a summary of cash provided by or used in each of the indicated types of activities:
(Dollars in thousands)

	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(52 weeks)	(53 weeks)	(52 weeks)
Cash provided by (used in):
Operating activities	$49,458	$66,813	$81,067
Investing activities	(113,933)	(36,693)	(56,237)
Financing activities	62,172	(40,717)	(28,437)
Cash provided by operating activities during Fiscal 2010 decreased $17.4 million compared with Fiscal 2009 due to cash expenditures of $31.4 million related to integration efforts, legal expenses associated with the FTC’s review of the acquired supermarkets and other one-time legal and professional fees related to the Acquisition. These cash expenditures were partially offset by a $14.8 million improvement in cash from changes in operating assets and liabilities due to the more effective management of working capital, despite incremental working capital investment requirements related to the acquired Penn Traffic supermarkets. Additionally, Fiscal 2010 reflects incremental cash flows generated by the acquired Penn Traffic supermarkets.
Cash provided by operating activities decreased $14.3 million, or 17.6%, in Fiscal 2009 compared with Fiscal 2008. This change reflects a $20.6 million decrease in working capital during Fiscal 2008 as a result of the structure of the purchase agreement for Tops Markets, LLC between MSPE and Ahold. Pursuant to the purchase agreement, this planned cash benefit was paid to Ahold as post-closing purchase consideration and was included in our cash used in investing activities during Fiscal 2008. The partially offsetting increase is due to improved cash results from operations, net of an increase in working capital items, during Fiscal 2009.
Cash used in investing activities during Fiscal 2010 increased $77.2 million compared with Fiscal 2009, primarily due to cash consideration paid as part of the Acquisition, net of proceeds from the subsequent divestiture of certain acquired assets. Cash paid for property and equipment totaled $49.7 million and $28.1 million during Fiscal 2010 and Fiscal 2009, respectively. We expect to invest approximately $40 million in total in capital expenditures during the next twelve months.

Cash used in investing activities decreased $19.5 million in Fiscal 2009 compared with Fiscal 2008 due to the remaining purchase consideration for Tops Markets, LLC paid to Ahold during Fiscal 2008 and a decrease in capital expenditures, partially offset by the interest rate swap settlement payment of $5.6 million, and interest rate swap interest paid of $3.1 million, during Fiscal 2009. Capital expenditures were $28.1 million and $35.3 million during Fiscal 2009 and Fiscal 2008, respectively.
Cash provided by (used in) financing activities during Fiscal 2010 changed $102.9 million compared with Fiscal 2009 as a result of the issuance of an additional $75.0 million of senior secured notes and proceeds of $30.0 million from the issuance of additional shares of common stock during Fiscal 2010, as well as prepayments made on our previous senior secured credit facility during Fiscal 2009. These factors were partially offset by a dividend to our shareholders totaling $30.0 million and financing costs incurred in connection with our financing activities during Fiscal 2010.
Cash used in financing activities increased $12.3 million in Fiscal 2009 compared with Fiscal 2008 as a result of a $105.0 million dividend paid in Fiscal 2009 and a $7.1 million increase in deferred financing fees incurred, offset by net proceeds from long-term debt borrowings of $69.5 million in Fiscal 2009 compared to net repayments of long-term borrowings of $13.6 million in Fiscal 2008, as well as net ABL borrowings of $14.0 million during Fiscal 2009.
Contractual Obligations
The following table sets forth a summary of our significant contractual obligations as of January 1, 2011:
(Dollars in thousands)

	Payments due by Period
	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt:
Notes(1)	$—	$—	$—	$—	$350,000	$—	$350,000
Other long-term debt	402	434	17,295	280	167	—	18,578
Interest(2)	55,647	53,612	51,481	49,361	39,213	36,329	285,643
Operating leases(3)	24,921	25,570	25,740	25,853	25,822	115,161	243,067
Capital leases(3)	11,095	12,908	14,045	12,562	12,099	120,602	183,311
Purchase obligations(4)	160,709	160,519	111,644	15,328	15,118	29,949	493,267
Other liabilities(5)	56,459	822	795	764	705	2,873	62,418

Total	$309,233	$253,865	$221,000	$104,148	$443,124	$304,914	$1,636,284

(1)	No principal amounts are due on the senior secured notes until October 15, 2015. Assumes aggregate principal amount of $350.0 million of notes are outstanding until maturity.

(2)	Amount primarily includes contractual interest payments related to the senior secured notes, capital leases and other long-term debt.

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

(4)
In addition to the purchase obligations reflected in the table above, we enter into supply contracts to purchase products for resale in the ordinary course of business. This category of contracts covers a broad spectrum of products and sometimes includes specific merchandising obligations relative to those products. These supply contracts typically include either a volume commitment or a fixed expiration date, pricing terms based on the vendor’s published list price, termination provisions, and other standard contractual considerations. Our obligation related to these contracts is typically limited to return of unearned allowances and therefore no amounts have been included above. Purchase obligations above relate to the outsourcing of a major portion of our information system functions and pharmacy inventory procurement through long-term agreements, as noted below:

•
In July 2010, we extended our existing IT outsourcing agreement with HP through December 31, 2017 to provide a wide range of information systems services. Under the agreement, HP provides data center operations, mainframe processing, business applications and systems development to enhance the our customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates.

•
Effective December 1, 2010, we extended the term of our existing supply contract with McKesson through January 1, 2014 for the supply of substantially all of our prescription drugs and other health and beauty care products requirements. We are required to purchase a minimum of $400 million of product during the period from December 1, 2010 to January 1, 2014.

(5)	Other liabilities include health and welfare benefits and multiemployer pension plan contributions under collective bargaining agreements, as well as other pension and post-retirement benefits.
Multiemployer Pension Plans
We contribute to the Local One Plan, a defined benefit multiemployer pension plan, under our collective bargaining agreements with the Local One. This Local One Plan generally provides retirement benefits to participants based on their service to contributing employers. During Fiscal 2010 and Fiscal 2009, we made contributions of $7.9 million and $5.7 million, respectively, to the Local One Plan.
We will be required to increase our annual contributions to the Local One Plan pursuant to our collective bargaining agreements and the Local One Plan’s rehabilitation plan. We are also contingently liable for withdrawal liability in the event that we withdraw from the Local One Plan. In accordance with applicable accounting rules, our contingent withdrawal liability is not includable in our consolidated financial statements. We have no present intention to withdraw from the Local One Plan. For more information on future increases in our annual contribution rates and our contingent withdrawal liability, see “Risk Factors—Risks Related to Our Business— We currently contribute to an underfunded multiemployer pension plan for employees represented by the Local One.”
In addition, at the time our supply arrangement was entered into with C&S, certain of our warehouse personnel became employees of C&S, with C&S assuming our obligations under several multiemployer pension plans. Although we are not a sponsoring employer of, and make no contribution payments to any of these other multiemployer pension plans, we have certain contractual indemnification obligations for withdrawal liability that may arise in the event of C&S’s withdrawal from such plans. According to estimates of the actuary for the multiemployer plan for which we indemnify C&S, the withdrawal liability for a withdrawal from such plan in 2010 would have been $107.8 million.
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
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. We have provided a description of all of our significant accounting policies in Note 1 to our consolidated financial statements included in Item 8 of Part II of this 10-K. We believe that of these significant accounting policies, the following may involve a higher degree of judgment or complexity.
Vendor Allowances
We receive allowances from many of the vendors whose products we stock in our supermarkets. Allowances are received for a variety of merchandising activities, which consist of the inclusion of vendor products in our advertising, placement of vendor products in prominent locations in our supermarkets, introduction of new products, slotting fees, exclusivity rights in certain categories of products and temporary price reductions offered to customers on products held for sale. We also receive vendor allowances associated with buying activities such as volume purchase rebates and rebates for purchases made during specific periods.

We record a receivable for vendor allowances for which we have fulfilled our contractual commitments but have not received payment from the vendor. When payment for vendor allowances is received prior to fulfillment of contractual terms or before the programs necessary to earn such allowances are initiated, we record such amounts as deferred income or vendor allowances received in advance, respectively, which are classified within accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets. Once all contractual commitments have been met, we record vendor allowances as a reduction of the cost of inventory. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold based on an inventory turns calculation. Accordingly, when the inventory is sold, the vendor allowances are recognized as a reduction of the cost of goods sold. The amount and timing of recognition of vendor allowances, as well as the amount of vendor allowances remaining as deferred income or vendor allowances received in advance, requires management judgment and estimates. Management determines these amounts based on estimates of current year purchase volume using forecasted and historical data and review of average inventory turnover. These judgments and estimates impact our reported operating earnings and accrued deferred income.
Inventory Valuation
We value inventories at the lower of cost or market using the LIFO method. Our inventory balances consist primarily of finished goods. Inventory costs include the purchase price of the product and freight charges to deliver the product and are net of certain cash or non-cash consideration received from vendors.
Cost is determined using the retail method. Under the retail method, the valuation of inventories, and the resulting gross margins, is determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates which could impact the ending inventory valuation at cost, as well as the resulting gross margins. Our cost to retail ratios contain uncertainties as the calculation requires management to make assumptions and apply judgment regarding inventory mix, inventory spoilage and shrink. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change.
Physical inventory counts are taken on a cycle basis. We record an estimated inventory shrinkage reserve for the period between each store’s last physical inventory and the consolidated balance sheet date.
Valuation of Tradename
In accordance with the provisions of ASC 350, “Intangibles-Goodwill and Other” (“ASC 350”), we do not amortize the Tops tradename, which is deemed to have an indefinite useful life.
The Tops tradename is tested for impairment whenever events or circumstances make it more likely than not that an impairment may have occurred, or at least annually, in accordance with ASC 350. We have identified December 1 as the impairment test date for the Tops tradename. Our impairment review is based on a relief from royalty method that requires significant judgment with respect to future volume, revenue growth assumptions, and the selection of the appropriate discount and royalty rates.
We use estimates based on expected trends in making these assumptions. An impairment loss, if necessary, is recorded as the excess of the carrying value over the net present value of estimated cash flows, which represents the estimated fair value of the asset. We did not recognize any losses during Fiscal 2010, Fiscal 2009 or Fiscal 2008. In connection with our December 1, 2010 Tops tradename impairment review, the fair value of the tradename was approximately 60% greater than the carrying value.
Valuation of Long-lived Assets
It is our policy to review our long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important, and which could trigger an impairment review, include the following:
•	significant under-performance of a store in relation to expectations;
•	significant negative industry or economic trends; and
•	significant changes or planned changes in our use of the assets.

We determine whether the carrying value of our long-lived assets, including property and equipment, and finite-lived intangible assets may not be recoverable based upon the existence of one or more of the foregoing or other indicators of impairment. We determine if impairment exists relating to long-lived assets by comparing future undiscounted cash flows to the asset’s carrying value. If the carrying value is greater than the undiscounted cash flows, we measure the impairment as the amount by which the carrying value of the assets exceeds the fair value of the assets. The projected cash flows for each asset group considers multiple factors including store sales over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. Because of the significance of long-lived assets and finite-lived intangible assets and the judgments and estimates that go into the fair value analysis, we believe that our policies regarding impairment are critical. We did not recognize any impairment losses during Fiscal 2010, Fiscal 2009 and Fiscal 2008.
Acquisition Accounting
We account for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations” (“ASC 805”). As required by ASC 805, assets acquired and liabilities assumed in a business combination are recorded at their respective fair values as of the business combination date. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment and intangible assets. We use available information to make these fair value determinations and, when necessary, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets.
As the values of certain assets and liabilities were preliminary in nature, such values were adjusted during Fiscal 2010 as additional information was obtained.
Leases
We lease buildings and equipment under operating and capital lease arrangements. In accordance with ASC 840, “Leases,” we classify our leases as capital leases when the lease agreement transfers substantially all risks and rewards of ownership to us. For leases determined to be capital leases, the asset and liability are recognized at an amount equal either to the fair value of the leased asset or the present value of the minimum lease payments during the lease term, whichever is lower. Leases that do not qualify as capital leases are classified as operating leases, and the related lease payments are expensed on a straight-line basis (taking into account rent escalation clauses) over the lease term, including, as applicable, any rent-free period during which we have the right to use the asset. Determining whether a lease is a capital or an operating lease requires judgment on various aspects that include the fair value of the leased asset, the economic life of the leased asset, whether or not to include renewal options in the lease term and determining an appropriate discount rate to calculate the present value of the minimum lease payments.
Self-Insurance Programs
We primarily are self-insured for costs related to workers’ compensation and general liability claims. As of January 1, 2011, our workers’ compensation and general liability reserves were $10.0 million and $1.7 million, respectively. The liabilities represent our best estimates, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through the balance sheet date. We establish case reserves for reported claims using case-basis evaluation of the underlying claim data which is updated as new information becomes known.
For both workers’ compensation and general liability claims, we have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis. We are insured for covered costs in excess of established per claim limits. We account for the liabilities for workers’ compensation and general liability claims on a present value basis utilizing a risk-adjusted discount rate.
The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled, can affect ultimate costs. Our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, and any changes could have a considerable effect on future claim costs and currently recorded liabilities.

Income Taxes
We account for income taxes using the liability method in accordance with ASC 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are determined based upon differences between the financial reporting and the tax basis of assets and liabilities, including NOL carry forwards and federal tax credits, and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets or liabilities are expected to be realized or settled. Beginning in the Fiscal 2007 Successor Period, we adopted ASC 740 to assess and record income tax uncertainties. In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of temporary differences, make certain assumptions regarding whether book/tax differences are permanent or temporary, and if temporary, the related timing of expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for uncertain tax positions when we believe that certain tax positions do not meet the more likely than not threshold. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or the lapse of the statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate.
Recent Accounting Pronouncements—Not Yet Adopted
Recent Accounting Pronouncements are included in Note 1 to the consolidated financial statements, included in Item 8 of Part II of this 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments.
We use derivative financial instruments from time to time primarily to manage our exposure to fluctuations in interest rates and, to a lesser extent, adverse fluctuations in commodity prices and other market risks. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all of our derivative positions are intended to reduce risk by hedging an underlying economic exposure. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments generally are offset by reciprocal changes in the value of the underlying exposure. The interest rate derivatives we use are straightforward instruments with liquid markets.
We manage our exposure to interest rates and changes in the fair value of our debt instruments primarily through the strategic use of variable and fixed rate debt, and interest rate swaps. As of January 1, 2011, we did not have any outstanding interest rate swaps designated as fair value or cash flow hedges. During Fiscal 2009, we terminated a cash flow interest rate swap with a notional amount of $140.0 million that was entered into during Fiscal 2007.
The table below provides information about our underlying debt portfolio as of January 1, 2011. The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases, as of January 1, 2011. Interest rates reflect the weighted average rate for the outstanding instruments. The variable component of each variable rate debt instrument is based on the weighted average of LIBOR using the forward yield curve and the prime rate as of January 1, 2011. The Fair-Value column includes the fair-value of our debt instruments as of January 1, 2011. Refer to Note 1 of our consolidated financial statements.
(Dollars in thousands)

	Expected Fiscal Year of Maturity
	2011	2012	2013	2014	2015	Thereafter	Fair Value
Debt
Fixed rate	$402	$434	$2,295	$280	$350,167	$—	$393,398
Average interest rate	10.1%	10.1%	10.1%	10.1%	10.1%	N/A

Variable rate	$—	$—	$15,000	$—	$—	$—	$15,000
Average interest rate	N/A	N/A	5.1%	N/A	N/A	N/A
COMMODITY PRICE RISK
We purchase products that are impacted by commodity prices and are therefore subject to price volatility caused by weather, market conditions and other factors, which are not considered predictable or within our control.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following are set forth below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Tops Holding Corporation
Buffalo, New York
We have audited the accompanying consolidated balance sheets of Tops Holding Corporation and subsidiaries (the “Company”) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, changes in shareholders’ (deficit) equity, and cash flows for the periods ended January 1, 2011, January 2, 2010, and December 27, 2008. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These financial statements and consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for the periods ended January 1, 2011, January 2, 2010, and December 27, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company acquired substantially all assets and certain liabilities of The Penn Traffic Company on January 29, 2010.
/s/ Deloitte & Touche LLP
Williamsville, New York
March 31, 2011

TOPS HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	January 1, 2011	January 2, 2010
Assets
Current assets:
Cash and cash equivalents	$17,419	$19,722
Accounts receivable, net (Note 3)	57,044	49,457
Inventory, net	117,328	82,272
Prepaid expenses and other current assets	14,093	13,535
Assets held for sale	650	—
Income taxes refundable	200	760
Current deferred tax assets (Note 11)	2,265	5,986

Total current assets	208,999	171,732
Property and equipment, net (Note 4)	378,575	333,416
Intangible assets, net (Note 5)	79,072	76,356
Other assets (Note 6)	13,705	11,344

Total assets	$680,351	$592,848

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$93,311	$68,462
Accrued expenses and other current liabilities (Note 7)	79,123	68,334
Current portion of capital lease obligations (Note 8)	11,095	8,186
Current portion of long-term debt (Note 9)	402	362

Total current liabilities	183,931	145,344
Capital lease obligations (Note 8)	172,216	175,340
Long-term debt (Note 9)	365,262	288,194
Other long-term liabilities	21,099	16,785
Non-current deferred tax liabilities (Note 11)	3,354	5,986

Total liabilities	745,862	631,649

Shareholders’ deficit:
Common shares ($0.001 par value; 300,000 authorized shares at January 1, 2011, 200,000 authorized shares at January 2, 2010, 144,776 shares issued & outstanding at January 1, 2011, 100,000 shares issued & outstanding at January 2, 2010) (Note 12)	—	—
Paid-in capital	(2,668)	(3,383)
Accumulated deficit	(62,507)	(35,553)
Accumulated other comprehensive (loss) income, net of tax	(336)	135

Total shareholders’ deficit	(65,511)	(38,801)

Total liabilities and shareholders’ deficit	$680,351	$592,848

See notes to consolidated financial statements.

TOPS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(52 weeks)	(53 weeks)	(52 weeks)
Net sales	$2,257,536	$1,695,608	$1,700,232
Cost of goods sold	(1,579,016)	(1,185,344)	(1,195,850)
Distribution costs	(44,829)	(33,852)	(32,882)

Gross profit	633,691	476,412	471,500

Operating expenses:
Wages, salaries and benefits	(310,800)	(224,958)	(223,014)
Selling and general expenses	(104,841)	(73,474)	(81,587)
Administrative expenses (inclusive of stock-based compensation expense of $715, $1,085, and $532)	(102,754)	(65,013)	(63,575)
Rent expense, net	(19,135)	(13,219)	(13,114)
Depreciation and amortization	(62,353)	(52,727)	(50,732)
Advertising	(23,175)	(12,531)	(10,699)

Total operating expenses	(623,058)	(441,922)	(442,721)

Operating income	10,633	34,490	28,779
Bargain purchase	15,681	—	—
Loss on debt extinguishment	(1,041)	(6,770)	(2,228)
Interest expense, net	(61,231)	(48,028)	(43,711)

Loss before income taxes	(35,958)	(20,308)	(17,160)
Income tax benefit (expense)	9,004	(5,385)	6,316

Net loss	$(26,954)	$(25,693)	$(10,844)

See notes to consolidated financial statements.

TOPS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(Dollars in thousands, except share amounts)

			Additional	Retained	Accumulated
			Paid-In	Earnings	Other	Total
	Common Stock		(Deficit)	(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit)	(Loss) Income	(Deficit) Equity
Balance at December 30, 2007	100,000	$—	$100,000	$984	$(403)	$100,581
Net loss	—	—	—	(10,844)	—	(10,844)
Change in fair value of interest rate swap through November 16, 2008, net of tax benefit of $1,796	—	—	—	—	(2,740)	(2,740)
Reclassification adjustment on interest rate swap, net of tax expense of $200	—	—	—	—	305	305
Retirement obligations adjustments, net of tax benefit of $69	—	—	—	—	(105)	(105)

Comprehensive loss	—	—	—	—	—	(13,384)

Stock-based compensation	—	—	532	—	—	532

Balance at December 27, 2008	100,000	—	100,532	(9,860)	(2,943)	87,729
Net loss	—	—	—	(25,693)	—	(25,693)
Reclassification adjustment on interest rate swap, net of tax expense of $1,861	—	—	—	—	2,838	2,838
Retirement obligations adjustments, net of tax expense of $157	—	—	—	—	240	240

Comprehensive loss	—	—	—	—	—	(22,615)

Dividend	—	—	(105,000)	—	—	(105,000)
Stock-based compensation	—	—	1,085	—	—	1,085

Balance at January 2, 2010	100,000	—	(3,383)	(35,553)	135	(38,801)
Net loss	—	—	—	(26,954)	—	(26,954)
Retirement obligations adjustments	—	—	—	—	(471)	(471)

Comprehensive loss	—	—	—	—	—	(27,425)

Issuance of common stock	44,776	—	30,000	—	—	30,000
Dividend	—	—	(30,000)	—	—	(30,000)
Stock-based compensation	—	—	715	—	—	715

Balance at January 1, 2011	144,776	$—	$(2,668)	$(62,507)	$(336)	$(65,511)

See notes to consolidated financial statements.

TOPS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(52 weeks)	(53 weeks)	(52 weeks)
Cash flows provided by operating activities:
Net loss	$(26,954)	$(25,693)	$(10,844)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	77,315	65,285	55,530
Bargain purchase	(15,681)	—	—
Deferred income taxes	(9,199)	5,351	(6,968)
Amortization of deferred financing costs	2,367	1,304	1,247
LIFO inventory valuation adjustment	2,055	249	6,938
Loss on debt extinguishment	1,041	6,770	2,228
Stock-based compensation expense	715	1,085	532
Interest rate swap settlement	—	5,613	—
Interest rate swap interest paid	—	3,146	—
Impact of interest rate swap on deferred tax assets	—	2,070	—
Change in fair value of interest rate swap	—	(1,256)	1,666
Gain on legal settlement	—	—	(2,100)
Other	988	860	151
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,382)	(9,411)	6,552
(Increase) decrease in inventories	(6,239)	(594)	1,797
Decrease (increase) in prepaid expenses and other current assets	1,796	(4,517)	1,520
Decrease (increase) in income taxes refundable	560	(760)	—
Increase in accounts payable	24,267	13,482	3,092
Increase in accrued expenses and other current liabilities	917	3,733	16,182
Increase in other long-term liabilities	2,892	96	3,544

Net cash provided by operating activities	49,458	66,813	81,067

Cash flows used in investing activities:
Acquisition of Penn Traffic assets (Note 2)	(85,023)	—	—
Cash paid for property and equipment	(49,663)	(28,080)	(35,298)
Proceeds from sale of assets	20,753	—	—
Interest rate swap settlement	—	(5,613)	—
Interest rate swap interest paid	—	(3,146)	—
Purchase of Member’s interest in Tops Markets, LLC, net of cash acquired	—	—	(20,639)
Other	—	146	(300)

Net cash used in investing activities	(113,933)	(36,693)	(56,237)

Cash flows provided by (used in) financing activities:
Proceeds from long-term debt borrowings	112,125	270,474	35,000
Repayments of long-term debt borrowings	(36,377)	(200,936)	(48,633)
Proceeds from issuance of common stock	30,000	—	—
Dividend to shareholders	(30,000)	(105,000)	—
Borrowings on ABL Facility	348,737	76,600	—
Repayments on ABL Facility	(347,737)	(62,600)	—
Deferred financing costs incurred	(5,769)	(12,011)	(4,871)
Principal payments on capital leases	(9,294)	(7,287)	(6,434)
Change in bank overdraft position	487	43	(3,499)

Net cash provided by (used in) financing activities	62,172	(40,717)	(28,437)

Net decrease in cash and cash equivalents	(2,303)	(10,597)	(3,607)
Cash and cash equivalents-beginning of period	19,722	30,319	33,926

Cash and cash equivalents-end of period	$17,419	$19,722	$30,319

See notes to consolidated financial statements.

TOPS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Tops Holding Corporation (“Holding” or “Company”), formerly known as Hank Holding Corporation, is the parent of Tops Markets, LLC (“Tops” or “Tops Markets”). Holding was incorporated on October 5, 2007 and commenced operations on December 1, 2007. Holding is owned by various funds affiliated with Morgan Stanley Private Equity, an affiliate of Morgan Stanley (“Morgan Stanley”), HSBC Private Equity Partners (“HSBC”), two minority investors and a company employee. Holding has no other business operations as its sole purpose is the ownership of Tops Markets. Tops operates as a food retailer in Upstate New York and Northern Pennsylvania under the banner Tops.
On January 29, 2010, the Company completed the acquisition (the “Acquisition”) of substantially all assets and certain liabilities of The Penn Traffic Company (“Penn Traffic”) and its subsidiaries, including Penn Traffic’s 79 retail supermarkets, in exchange for cash consideration of $85.0 million. As of March 31, 2011, the Company has retained 55 supermarkets. These supermarkets currently operate under the banners of Tops, P&C and Quality Markets in Upstate New York and Northern Pennsylvania. In August 2010, the Federal Trade Commission (“FTC”) issued a Proposed Order that would require Tops to sell seven of these retained supermarkets. The Proposed Order was subject to public comment until September 7, 2010. The Company is awaiting the approval of a Final Order by the FTC. The remaining 24 supermarkets have been closed, sold or liquidated. As of January 1, 2011, the Company operated 127 corporate retail supermarkets with an additional 5 franchise supermarkets.
Fiscal Year
The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31. The Company’s fiscal years include 13 four-week reporting periods, with an additional week in the thirteenth reporting period for 53-week fiscal years. The Company’s first quarter of each fiscal year includes four reporting periods, while the remaining quarters include three reporting periods. The period from January 3, 2010 to January 1, 2011 (“Fiscal 2010”) includes 52 weeks. The period from December 28, 2008 to January 2, 2010 (“Fiscal 2009”) includes 53 weeks. The period from December 30, 2007 to December 27, 2008 (“Fiscal 2008”) includes 52 weeks.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions have been eliminated.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and notes thereto. The most significant estimates used by management are related to the accounting for vendor allowances, valuation of long-lived assets including intangible assets, acquisition accounting, lease classification, self-insurance reserves, inventory valuation, and income taxes. Actual results could differ from these estimates.
Consolidated Statements of Cash Flows Supplemental Disclosures
Cash and cash equivalents include cash on hand and short-term investments that are highly liquid with original maturities at the date of purchase of 90 days or less. The costs of these investments are equivalent to fair market value. As of January 1, 2011 and January 2, 2010, outstanding checks in excess of cash balances with the same institution totaled $2.6 million and $2.1 million, respectively. These amounts are recorded as a bank overdraft and classified as accounts payable in the consolidated balance sheets and as a financing activity in the consolidated statements of cash flows.

The following table presents additional cash flow information for Fiscal 2010, Fiscal 2009 and Fiscal 2008 (dollars in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(52 weeks)	(53 weeks)	(52 weeks)
Cash paid during the year for:
Interest, net of amounts capitalized	$56,933	$37,222	$40,912
Income taxes	151	435	478
Non-cash items:
Assets acquired under capital leases	5,349	5,759	936
Impact of SERP liability adjustment on property and equipment	—	1,999	—
Unpaid capital expenditures	6,107	2,349	5,968
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash in commercial banks insured by the Federal Deposit Insurance Corporation (“FDIC”), up to $250,000 per depositor. At times, such cash in banks exceeds the FDIC insurance limit. At January 1, 2011 and January 2, 2010, the Company had $3.3 million and $9.8 million, respectively, over the FDIC insurance limit.
Accounts Receivable
Accounts receivable are carried at net realizable value. Allowances are recorded, if necessary, in an amount considered by management to be sufficient to meet future losses related to the collectability of accounts receivable. The Company evaluates the collectability of its accounts receivable based on the age of the receivable and knowledge of customers’ financial positions. At January 1, 2011 and January 2, 2010, the allowance for doubtful accounts was $0.7 million and $0.4 million, respectively.
Fair Value of Financial Instruments
The provisions of ASC 820, “Fair Value Measurements and Disclosures” establish a framework for measuring fair value and a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:
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
The carrying amount of the Company’s cash and cash equivalents at January 1, 2011 represents fair value as it includes cash on deposit with commercial banks.
The fair value of the Company’s senior secured notes is based on quoted market prices. At January 1, 2011, the fair value of total debt excluding capital leases was $408.4 million, compared to a carrying value of $365.7 million. At January 2, 2010, the fair value of total debt excluding capital leases was $300.2 million, compared to a carrying value of $288.6 million.
Inventories
The Company values inventories at the lower of cost or market using the LIFO method. As of January 1, 2011 and January 2, 2010, the LIFO balance sheet reserve was $9.4 million and $7.3 million, respectively. The Company’s inventory balances consist primarily of finished goods. Inventory costs include the purchase price of the product and freight charges to deliver the product and are net of certain cash or non-cash consideration received from vendors (see “Vendor Allowances”).
Cost is determined using the retail method for inventories. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates which could impact the ending inventory valuation at cost, as well as the resulting gross margins.

Physical inventory counts are taken on a cycle basis. The Company records an estimated inventory shrinkage reserve for the period between each store’s last physical inventory and the consolidated balance sheet date.
Property and Equipment
Property and equipment is stated at historical cost or, if acquired in a business acquisition, at fair value at the acquisition date, less accumulated depreciation and impairments. Cost includes expenditures that are directly attributable to the acquisition of the item, including shipping charges and sales tax. Interest incurred during the construction period is capitalized as part of the related asset. Expenditures for betterments are capitalized, while repairs and maintenance expenditures are expensed as incurred. Depreciation is calculated on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease terms. The estimated useful lives of the principal categories of property and equipment are as follows:

Asset	Useful Lives
Land and land improvements	Indefinite
Buildings	30 – 40 years
Leasehold improvements	Lesser of 7 – 20 years or remaining lease term
Equipment	3 – 10 years
Automobiles	3 – 10 years
IT software and equipment	3 – 5 years
Long-Lived Assets
Long-lived assets held and used by the Company are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company compares the carrying value of the asset or asset group to the estimated, undiscounted future cash flows expected to be generated by the long-lived asset or asset group, as required by the provisions of ASC 360, “Property, Plant, and Equipment.” Impairment charges are recorded as the excess of the net book value over its fair value, which is calculated using the discounted cash flows associated with that asset or assets. There were no impairment charges recorded during Fiscal 2010, Fiscal 2009, or Fiscal 2008.
Intangible Assets
The Company’s intangible assets include favorable/unfavorable lease rights, tradenames, franchise agreements and customer relationships. The franchise agreements consist of two franchisees which own five stores, and the customer relationships represent a source of repeat business for the Company. The fair values of the Company’s franchise agreements and customer relationships were estimated using an excess earnings income approach. The principle behind the excess earnings income approach is that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable to that intangible asset. Customer relationships are being amortized on an accelerated basis based upon the level of expected attrition.
The fair values of the tradenames were estimated by utilizing the ''relief from royalty’’ (“RFR”) method. This method involves determining the present value of the economic royalty savings associated with the tradenames and revenue projections attributed to the tradenames. The acquired Penn Traffic tradenames are being amortized on an accelerated basis based upon a brand obsolescence assumption, and the Tops tradename is not amortized due to its indefinite life.
For intangible assets, the Company amortizes the assets as presented in the table below:

Asset	Weighted Average Amortization Period
Acquired Penn Traffic Intangible Assets:
Favorable/unfavorable lease rights	7.9 years
Tradenames	8.5 years
Customer relationships	11.0 years
Other Intangible Assets:

Tradename	Indefinite life
Customer relationships	8.0 years
Favorable/unfavorable lease rights	9.3 years
Franchise agreements	11.0 years
Other	4.0 years

Deferred Financing Costs
The Company records deferred financing costs incurred in connection with entering into its debt obligations. These costs are capitalized and amortized to interest expense over the terms of associated debt on a straight-line basis or using the effective interest method, as appropriate.
Leases
Classification
The Company leases buildings and equipment under operating and capital lease arrangements. In accordance with the provisions of ASC 840, “Leases” (“ASC 840”), the Company classifies its leases as capital leases when the lease agreement transfers substantially all risks and rewards of ownership to the Company. For leases determined to be capital leases, the asset and liability are recognized at an amount equal either to the fair value of the leased asset or the present value of the minimum lease payments during the lease term, whichever is lower. Leases that do not qualify as capital leases are classified as operating leases, and the related lease payments are expensed on a straight-line basis (taking into account rent escalation clauses) over the lease term, including, as applicable, any rent free period during which the Company has the right to use the asset. For leases with renewal options where the renewal is reasonably assured, the lease term used to (i) determine the appropriate lease classification, (ii) compute periodic rental expense and (iii) depreciate leasehold improvements (unless their economic lives are shorter) includes the periods of expected renewals. Determining whether a lease is a capital or an operating lease requires judgment on various aspects that include the fair value of the leased asset, the economic life of the leased asset, whether or not to include renewal options in the lease term and determining an appropriate discount rate to calculate the present value of the minimum lease payments.
Operating Leases
Store lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for a percentage of sales in excess of specified levels. Most of the Company’s lease agreements include renewal periods at the Company’s option. The Company recognizes rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space for construction and other purposes. The Company records tenant improvement allowances and rent holidays as deferred rent liabilities which are amortized over the related lease terms to rent expense. The Company records rent liabilities for contingent percentage of sales lease provisions when it is probable that the specified levels will be reached during the fiscal year.
Lease Incentives
The Company recognizes rent starting when possession of the property is taken from the landlord, which normally includes a construction period prior to store opening. Payments made to the Company representing incentives to sign a new lease or representing reimbursements for leasehold improvements are deferred and recognized on a straight-line basis over the term of the lease as reductions of rent expense.
Rental Income
For certain properties, the Company subleases either a portion or all of the property. The sublease income of the properties is recognized as rental income. In certain cases, the Company subleases store locations to third parties. Rental income was approximately $3.4 million, $3.5 million and $3.0 million for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively, and is recorded as an offset to rent expense in the consolidated statements of operations.
Asset Retirement Obligations
Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of long-lived assets (i.e., gas tank removal and removal of store equipment upon store closure). These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability in accordance with the provisions of ASC 410, “Asset Retirement and Environmental Obligations.” Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, the Company records changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. The Company derecognizes ARO liabilities when the related obligations are settled. The ARO liabilities recognized at January 1, 2011 and January 2, 2010 were $2.3 million and $1.7 million, respectively. Accretion expense attributable to ARO liabilities was $0.2 million, $0.2 million and $0.1 million during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively (see Note 15).

Guarantees
The Company has been party to a variety of contractual agreements under which it may be obligated to indemnify the other party for certain matters. Additionally, the Company guarantees certain other contractual arrangements. Under these agreements, the Company may provide certain routine indemnifications relating to representations and warranties (i.e., ownership of assets and environmental or tax indemnifications). The terms of these indemnifications range in duration and may not be explicitly defined.
The Company has applied the provisions of ASC 460, “Guarantees” to its agreements that contain guarantee or indemnification clauses. These provisions require the Company to recognize and disclose certain types of guarantees, even if the likelihood of requiring the Company’s performance is remote. Historically, the Company has not been required to make payments related to its agreements that contain guarantee or indemnification clauses.
Insurance Programs
The Company is insured by a third-party carrier, subject to certain deductibles and self-insured retentions ranging from $0.1 million to $1.0 million. The Company maintains an insurance program covering primarily fleet, general liability inclusive of druggist liability, workers’ compensation, property and other executive insurance policies. The Company accrues an estimated ultimate liability for its insurance programs based on known claims and past claims history. These accruals are included in accrued expenses and other current liabilities and other long-term liabilities in the Company’s consolidated balance sheets.
Employee Benefits
The Company accounts for its participation in a multiemployer pension plan by recognizing as net pension cost the required contributions for the period and recognizing as a liability any contributions due and unpaid (see Note 14).
Revenue Recognition
The Company generates and recognizes revenue at the point of sale in its stores, net of sales tax. Discounts, earned by customers through agreements or by using their bonus or loyalty cards, are recorded by the Company as a reduction of revenue as they are earned by the customer. Franchise revenue consists of net revenue on wholesale sales to franchisees, and income from franchise fees and administrative fees. Franchise revenues were approximately $3.8 million, $4.6 million and $4.6 million for Fiscal 2010, Fiscal 2009, and Fiscal 2008, respectively, and are included in net sales in the consolidated statements of operations.
Generally, sales are recorded on a gross basis in accordance with the provisions of ASC 605, “Revenue Recognition” (“ASC 605”). However, for certain products or services, such as the sales of lottery tickets, third-party prepaid phone cards, third-party gift cards, stamps and public transportation tickets, the Company acts as an agent and records the amount of the net margin or commission in its net sales. Commission income was approximately $2.0 million, $1.8 million and $1.9 million for Fiscal 2010, Fiscal 2009, and Fiscal 2008, respectively, and is included in net sales in the consolidated statements of operations.
The Company records a deferred revenue liability when it sells gift cards, recording revenue when customers redeem the gift cards. These gift cards do not expire. The Company has completed an analysis of the historical redemption patterns of gift cards. As a result of this analysis, the Company has determined that the likelihood of redemption after two years is remote. Therefore, the Company reduces the liability and recognizes “breakage” income for the unused portion of gift cards after two years. The Company recognized pre-tax gift card breakage income of $0.3 million, $0.1 million and $1.2 million during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.
Cost of Goods Sold and Distribution Costs
Cost of goods sold and distribution costs includes the purchase price of products sold and other costs incurred in bringing inventories to the location and condition ready for sale, including costs of purchasing, storing and transportation. In accordance with the provisions of ASC 605, cash consideration received from vendors is recognized as a reduction of cost of goods sold. During Fiscal 2010, Fiscal 2009 and Fiscal 2008, $3.5 million, $2.9 million and $2.5 million of depreciation expense, respectively, is included in distribution costs.
Vendor Allowances
The Company receives allowances from many of the vendors whose products the Company buys for resale in its stores. Allowances are received for a variety of merchandising activities, which consist of the inclusion of vendor products in the Company’s advertising, placement of vendor products in prominent locations in the Company’s stores, introduction of new products, exclusivity rights for certain categories of products and temporary price reductions offered to customers on products held for sale. The Company also receives vendor funds associated with buying activities such as volume purchase rebates and rebates for purchases made during specific periods.

The Company records a receivable for vendor allowances for which the Company has fulfilled its contractual commitments but has not yet received payment from the vendor. When payment for vendor allowances is received prior to fulfillment of contractual terms or before the programs necessary to earn such allowances are initiated, the Company records such amounts as deferred income or vendor funds received in advance, respectively, which are classified within accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets. Once all contractual commitments have been met, the Company records vendor allowances as a reduction of the cost of inventory. Accordingly, when the inventory is sold, the vendor allowances are recognized as a reduction of the cost of goods sold.
The amount of vendor allowances reducing the Company’s inventory (“inventory offset”) as of January 1, 2011 and January 2, 2010 was $1.8 million and $1.5 million, respectively.
Selling and General Expenses
Selling and general expenses consist of repairs and maintenance charges, utilities, supplies, real estate taxes, insurance, bank and credit card fees and other general expenses. During Fiscal 2010, Fiscal 2009 and Fiscal 2008, $0.2 million, $0.3 million and $0.3 million of depreciation expense, respectively, is included in selling and general expenses.
Administrative Expenses
Administrative expenses consist of charges for services performed by outside vendors, legal settlements, salaries and wages of support office employees, rent and depreciation of support offices and assets, and other administrative expenses. During Fiscal 2010, Fiscal 2009 and Fiscal 2008, $10.4 million, $9.1 million and $2.0 million of depreciation expense, respectively, is included in administrative expenses.
Effective October 27, 2009, following the $105.0 million dividend payment (see Note 12), the Company awarded bonuses to the holders of outstanding stock options of $450 per share. The bonus payments are expected to total $3.4 million and are payable 33% per year commencing on the third anniversary of the stock options grant dates. The Company has recorded $0.5 million and $1.2 million of expense related to these bonuses in administrative expenses in the consolidated statements of operations for Fiscal 2010 and Fiscal 2009, respectively.
Included in administrative expenses for Fiscal 2008 is an approximately $2.1 million gain on legal settlement as described in Note 15.
Effective December 1, 2007, in connection with Holding’s acquisition of Tops, a TSA was entered into with Ahold to provide support services for finance, human resources, legal, retail operations, information technology, sales and marketing, tax and accounting processing. Substantially all services under the TSA ceased during the first fiscal quarter of 2009. The Company recognized expense of approximately $4.8 million and $33.6 million under the TSA during Fiscal 2009 and Fiscal 2008, respectively.
Advertising
Advertising includes newspaper inserts, direct mail and radio commercials, as well as the expenses of the Company’s advertising department. The Company recognizes advertising expenses as incurred.
Income Taxes
Tops Markets, LLC is a single member LLC whose operations are included in the Holding tax return, as Tops Markets, LLC is a disregarded entity for income tax purposes. The Company accounts for income taxes using the liability method in accordance with ASC 740. Under this method, deferred tax assets and liabilities are determined based upon differences between the financial reporting and the tax basis of assets and liabilities, including NOL carry forwards, and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets or liabilities are expected to be realized or settled. Beginning in the Fiscal 2007 Successor Period, the Company adopted the provisions of ASC 740 to assess and record income tax uncertainties. In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of temporary differences, make certain assumptions regarding whether book/tax differences are permanent or temporary and if temporary, the related timing of expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, the Company must increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. Alternatively, the Company may make estimates about the potential usage of deferred tax assets that decrease its valuation allowances. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for uncertain tax positions when it believes that certain tax positions do not meet the more likely than not threshold. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or the lapse of the statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate.

Stock-Based Compensation
The Company applies the Black-Scholes valuation model at the date of grant to determine the fair value of stock options granted to participants. The fair value of stock options are then amortized on a straight-line basis to compensation expense over the applicable vesting period, which is generally between three and five years. Compensation expense is recognized only for those options expected to vest, with forfeiture estimates based on the Company’s historical experience and future expectations. The Company’s outstanding stock options represent non-qualified stock options for income tax purposes. As such, the stock option grants result in the creation of a deferred tax asset until the time that such stock option is exercised.
Other Comprehensive (Loss) Income
For Fiscal 2009, comprehensive loss includes amortization to interest expense of $2.8 million, net of tax, of amounts previously recognized in accumulated other comprehensive loss related to the interest rate swap (see Note 10). For Fiscal 2008, comprehensive loss includes $(2.7) million, net of tax, related to the change in the fair value of the interest rate swap through November 16, 2008, partially offset by amortization to interest expense of $0.3 million, net of tax, of amounts previously recognized in accumulated other comprehensive loss related to the interest rate swap.
Recently Issued Accounting Pronouncements
There are no recent accounting pronouncements that have had or are expected to have a material impact on the Company’s consolidated financial statements as of the date of this report.
Segments
The Company operates 128 corporate retail supermarkets with an additional 5 franchise supermarkets, which offer grocery, produce, frozen, dairy, meat, floral, seafood, health and beauty care, general merchandise, deli and bakery goods. Across all 128 retail supermarkets, the Company operates one format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers. The Company has concluded that each individual supermarket is an operating segment. As of January 1, 2011, 80 of the supermarkets offer pharmacy services and 37 fuel centers were in operation, inclusive of the franchise locations. The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, earnings and total assets, are its only reportable segment.
These 128 operating segments have been aggregated into one reportable segment because, in the Company’s judgment, the operating segments have similar historical economic characteristics and are expected to have similar economic characteristics and long-term financial performance in the future. The principal measures and factors considered in determining whether the economic characteristics are similar are gross margin percentage, capital expenditures, competitive risks and employee labor agreements. In addition, each operating segment has similar products and types of customers, similar methods of distribution and a similar regulatory environment.

The following table presents sales revenue by type of similar product (dollars in thousands):

	Fiscal 2010		Fiscal 2009		Fiscal 2008
	(52 weeks)		(53 weeks)		(52 weeks)
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Non-perishables(1)	$1,307,304	57.9%	$966,297	57.0%	$944,126	55.5%
Perishables(2)	605,684	26.8%	438,607	25.9%	425,224	25.0%
Pharmacy	179,518	8.0%	160,868	9.5%	158,929	9.4%
Fuel	150,012	6.6%	116,160	6.9%	158,178	9.3%
Other(3)	15,018	0.7%	13,676	0.7%	13,775	0.8%

	$2,257,536	100.0%	$1,695,608	100.0%	$1,700,232	100.0%

(1)	Non-perishables consist of grocery, dairy, frozen, general merchandise, health and beauty care and other non-perishable related products.

(2)	Perishables consist of produce, meat, seafood, bakery, deli, floral, prepared foods and other perishable related products.

(3)	Other primarily consists of franchise income and service commission income, such as lottery, money orders and money transfers.
2. BUSINESS ACQUISITION
On January 29, 2010, the Company completed the Acquisition of substantially all assets and certain liabilities of Penn Traffic, including Penn Traffic’s 79 retail supermarkets. In addition to the cash consideration of $85.0 million paid to Penn Traffic, the Company incurred $6.3 million of transaction costs, of which $5.3 million and $1.1 million have been recorded in administrative expenses in the consolidated statements of operations for Fiscal 2010 and Fiscal 2009, respectively. The Acquisition is accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.”
During Fiscal 2010, the Company liquidated and closed 13 supermarkets and sold an additional 11 supermarkets and certain other acquired assets to third parties for $20.8 million.
The Company believes the Acquisition creates significant strategic value due to the complementary nature of the Company’s supermarket bases and those of Penn Traffic. The Acquisition presented a significant opportunity for the Company to acquire a large number of supermarkets in a single transaction with minimal incremental general and administrative expenses.
The fair values of buildings, personal property and site improvements, all of which are included in property and equipment in the succeeding table, were determined using the cost approach. The fair value of land was determined using the market approach. The fair values of intangible assets were primarily determined using the income approach which, for the tradenames, is based upon a present value of the economic royalty savings associated with the tradenames and revenue projections attributed to the tradenames. For the customer relationships, the fair value is based upon an excess earnings approach which is equal to the present value of incremental after-tax cash flows. The amortization period is seven to nine years and eleven years for the tradenames and customer relationships, respectively. Tradenames are being amortized on an accelerated basis based upon a brand obsolescence assumption, while the customer relationships are being amortized on an accelerated basis based upon the level of expected attrition.
As initial fair value estimates of certain assets and liabilities were preliminary in nature, such values were adjusted during Fiscal 2010 as additional information was obtained.

The following table summarizes the final allocation of the purchase price to the assets acquired and liabilities assumed as of the transaction date (dollars in thousands):

	Initial		Final
	Estimate	Adjustments	Allocation
Assets acquired:
Inventory	$32,792	$(1,920)	$30,872
Accounts receivable	—	205	205
Prepaid expenses	2,354	—	2,354
Property and equipment	63,878	(10,096)	53,782
Favorable/unfavorable lease rights	6,589	434	7,023
Tradenames	4,200	—	4,200
Customer relationships	1,100	600	1,700
Assets held for sale	22,791	(160)	22,631

Total assets acquired	133,704	(10,937)	122,767
Liabilities assumed:
Accrued expenses and other current liabilities	5,891	471	6,362
Liabilities held for sale	1,585	(135)	1,450
Deferred tax liability	13,717	(3,429)	10,288
Other long-term liabilities	253	(22)	231
Capital lease obligations	6,314	(2,582)	3,732

Total liabilities assumed	27,760	(5,697)	22,063

Bargain purchase	(20,921)	5,240	(15,681)

Acquisition price	$85,023	$—	$85,023

The preliminary difference between the book basis and tax basis of the net assets acquired resulted in a deferred tax liability of $10.3 million. The excess of net assets acquired over the purchase price of $15.7 million has been recognized as a bargain purchase in the consolidated statement of operations for Fiscal 2010. This bargain purchase was partially attributable to the distressed status of Penn Traffic due to its historical operating results, which led to its November 2009 bankruptcy filing.
Unaudited Pro Forma Financial Information
The following table summarizes the Company’s unaudited pro forma operating results for Fiscal 2010 and Fiscal 2009 (dollars in thousands):

	Fiscal 2010	Fiscal 2009
	(52 weeks)	(53 weeks)
Net sales	$2,266,927	$2,257,232
Operating income	12,814	3,097
Net loss	(47,843)	(70,194)
This pro forma financial information is not intended to represent or be indicative of what would have occurred if the transactions had taken place prior to the beginning of the periods presented and should not be taken as representative of the Company’s future consolidated results of operations. This pro forma financial information does not contemplate the cost savings expected to be realized from the achievement of certain synergies, including, without limitation, purchasing savings by leveraging Tops’ relationships with its suppliers and the reduction of duplicative selling, general and administrative expenses. This financial information includes pro forma results to give effect to the Acquisition, including only the 55 supermarkets that have currently been retained by the Company, including the seven supermarkets under the Proposed Order by the FTC, as well as the October 2009 and February 2010 refinancing activities, as if they had occurred on December 28, 2008. Net sales and operating income related to the retained Penn Traffic supermarkets was $519.1 million and $6.8 million, respectively, during Fiscal 2010.

3. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net of allowance for doubtful accounts, consist of the following (dollars in thousands):

	January 1, 2011	January 2, 2010
Vendor receivables	$32,202	$25,362
Credit and debit card receivables	9,097	9,693
Pharmacy receivables	8,610	8,338
Other receivables	7,788	6,454
Allowance for doubtful accounts	(653)	(390)

Total accounts receivable, net	$57,044	$49,457

4. PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following (dollars in thousands):

	January 1, 2011	January 2, 2010
Land	$10,211	$6,651
Land improvements	10,913	3,541
Buildings	58,627	38,178
Leasehold improvements	77,016	52,058
Equipment	153,166	108,835
IT software and equipment	34,667	33,046

Total at cost	344,600	242,309
Accumulated depreciation	(128,924)	(77,925)

	215,676	164,384

Property, equipment and automobiles under capital leases, net of accumulated depreciation	162,899	169,032

Property and equipment, net	$378,575	$333,416

Included in property and equipment are the following assets under capital leases (dollars in thousands):

	January 1, 2011	January 2, 2010
Land	$48,829	$48,517
Building	145,829	141,724
Equipment	7,948	5,675
Automobiles	2,606	1,333

Total at cost	205,212	197,249
Accumulated depreciation	(42,313)	(28,217)

Capital lease assets, net	$162,899	$169,032

Depreciation expense was approximately $67.0 million, $57.7 million and $47.4 million during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. Depreciation expense includes $15.9 million, $14.7 million and $13.5 million related to assets under capital leases during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

5. INTANGIBLE ASSETS, NET
Intangible assets, net of accumulated amortization, consist of the following (dollars in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
January 1, 2011	Amount	Amortization	Amount	Period
Acquired Penn Traffic intangible assets:
Favorable/unfavorable lease rights	$7,023	$(899)	$6,124	7.9
Tradename	4,200	(700)	3,500	8.5
Customer relationships	1,700	(300)	1,400	11.0
Other intangible assets:
Tradename	41,011	—	41,011	Indefinite life
Customer relationships	26,051	(14,931)	11,120	8.0
Favorable/unfavorable lease rights	14,369	(7,003)	7,366	9.3
Franchise agreements	11,538	(3,242)	8,296	11.0
Other	497	(242)	255	4.0

	$106,389	$(27,317)	$79,072	9.0

	Gross		Net
	Carrying	Accumulated	Carrying
January 2, 2010	Amount	Amortization	Amount
Tradename	$41,011	$—	$41,011
Customer relationships	26,051	(9,880)	16,171
Favorable/unfavorable lease rights	14,369	(4,800)	9,569
Franchise agreements	11,538	(2,196)	9,342
Other	407	(144)	263

	$93,376	$(17,020)	$76,356

The Tops tradename is reviewed for impairment annually or more frequently if impairment indicators arise. Based on the Company’s assessment, no impairment was recorded during Fiscal 2010, Fiscal 2009 or Fiscal 2008.
Amortization expense was approximately $10.3 million, $7.6 million, and $8.1 million in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively, and is included in administrative expenses in the consolidated statements of operations.
As of January 1, 2011, expected future amortization of intangible assets is as follows (dollars in thousands):

2011	$8,579
2012	6,862
2013	6,018
2014	5,218
2015	3,983
Thereafter	7,401
6. OTHER ASSETS
On November 17, 2008, the Company entered into an Amended and Restated First Lien Credit Agreement (“New First Lien Credit Agreement”), in which $7.7 million of associated deferred financing costs were capitalized. Also on November 17, 2008, the Company entered into a warehouse mortgage, simultaneously paying off the full balance of the Second Lien term loan commitment under the Company’s Credit Facility. As a result, unamortized deferred financing costs of $2.2 million associated with the Second Lien term loan were expensed and reported as loss on debt extinguishment in the Fiscal 2008 consolidated statement of operations. Costs associated with the warehouse mortgage of $0.6 million were capitalized and were being amortized over the term of the agreement using the effective interest method.
Effective October 9, 2009, the Company issued $275.0 million of 10.125% Senior Secured Notes (the “Senior Notes”) due in 2015, and entered into ABL Facility (see Note 9). The proceeds from the Senior Notes and the ABL Facility were utilized to repay the outstanding debt related to the Company’s New First Lien Credit Agreement and warehouse mortgage, pay a dividend to the Company’s owners, settle the Company’s outstanding interest rate swap arrangement, and pay fees and expenses related to the financing transactions. Costs associated with the Senior Notes of $9.9 million were capitalized and are being amortized over the term of the agreement using the effective interest method. Costs associated with the ABL Facility of $1.8 million were capitalized and are being amortized on a straight-line basis over the term of the agreement.

On January 29, 2010, the Company entered into a $25.0 million bridge loan facility (the “Bridge Loan”) with Morgan Stanley Senior Funding, Inc., and Banc of America Bridge LLC. Additionally, the Company’s ABL Facility was amended on January 29, 2010 to increase its borrowing capacity by up to $41.0 million, consisting of an increase in the amount available under the revolving credit facility of $30.0 million and a new term loan facility (the “Term Loan”) of $11.0 million. Costs associated with the Bridge Loan and Term Loan of $0.7 million and $0.4 million, respectively, were initially capitalized and were being amortized over the terms of the agreements using the effective interest method. As the Bridge Loan and Term Loan were both repaid in full on February 12, 2010, unamortized costs of $0.7 million and $0.3 million, respectively, have been recorded as a loss on debt extinguishment in the consolidated statement of operations for Fiscal 2010. Costs associated with the $30.0 million increase in the revolving ABL Facility of $0.8 million were capitalized and are being amortized on a straight-line basis over the term of the agreement.
On February 12, 2010 the Company issued an additional $75.0 million of Senior Notes under the same terms as the October 9, 2009 issuance. Costs associated with the additional Senior Notes of $3.9 million were capitalized and are being amortized over the term of the agreement using the effective interest method.
Amortization of deferred financing costs is included in interest expense in the consolidated statements of operations and amounted to $2.4 million, $1.3 million and $1.2 million in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. At January 1, 2011, other assets include deferred financing costs, net of accumulated amortization of $2.8 million, totaling $13.7 million. At January 2, 2010, other assets include deferred financing costs, net of accumulated amortization of $0.4 million, totaling $11.3 million.
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (dollars in thousands):

	January 1, 2011	January 2, 2010
Wages, taxes and benefits	$18,918	$15,813
Lottery	10,083	7,565
Interest payable	8,318	6,936
Property and equipment expenditures	6,107	2,349
Union medical, pension and 401(k)	4,598	3,029
Gift cards	4,271	3,685
Money orders	3,651	4,855
Professional and legal fees	3,640	2,556
Utilities	2,980	2,378
Sales and use tax	2,101	1,117
Repairs and maintenance	2,054	984
Advertising	1,920	874
Self-insurance reserves	1,406	1,406
Vacation	1,110	4,873
Financed insurance policies	1,040	2,220
Retirement obligations	869	879
Real estate taxes	705	901
Other	5,352	5,914

	$79,123	$68,334

8. LEASES
The Company has a number of leases in effect for store properties and equipment. The initial lease terms generally range up to twenty-five years and will expire at various times through 2026, with options to renew for additional periods. The majority of the store leases provide for base rental, plus real estate taxes, insurance, common area maintenance and other operating expenses applicable to the leased premises. Some leases contain escalation clauses for future rents and contingent rents based on sales volume.

As of January 1, 2011, future minimum lease rental payments applicable to non-cancelable capital and operating leases, and expected minimum sublease rental income, were as follows (dollars in thousands):

	Capital	Operating	Future Expected
	Leases	Leases	Sub-lease Income
2011	$31,206	$24,921	$4,570
2012	31,013	25,570	4,261
2013	30,047	25,740	3,046
2014	26,463	25,853	1,493
2015	24,026	25,822	1,057
Thereafter	156,931	115,161	1,325

Total minimum lease payments	299,686	$243,067	$15,752

Less amounts representing interest	(116,375)

Present value of net minimum lease payments	183,311
Less current obligations	(11,095)

Long-term obligations	$172,216

The Company incurred rental expense related to operating leases of $22.5 million, $16.7 million and $16.1 million, net of sublease rental income of $3.4 million, $3.5 million and $3.0 million during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. In addition, the Company incurred rental expense related to equipment recorded in selling and general expenses of $0.7 million, $0.6 million and $0.3 million during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. The Company also incurred rental expense related to equipment and office rent recorded in administrative expenses of $2.1 million, $1.7 million and $1.4 million during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.
9. DEBT
Long-term debt is comprised of the following (dollars in thousands):

	January 1, 2011	January 2, 2010
Senior Notes	$350,000	$275,000
Discount on Senior Notes, net	(2,914)	(4,399)
ABL Facility	15,000	14,000
Other loans	2,400	2,565
Mortgage note payable	1,178	1,390

Total debt	365,664	288,556
Current portion	(402)	(362)

Total long-term debt	$365,262	$288,194

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
Also effective October 9, 2009, the Company entered into a revolving ABL Facility that expires on October 9, 2013. The ABL Facility allowed a maximum borrowing capacity of $70.0 million, including a sub-limit for the issuance of letters of credit, subject to a borrowing base calculation. The Company’s ABL Facility was amended on January 29, 2010 to increase its borrowing capacity by up to $41.0 million, consisting of an increase in the amount available under the revolving credit facility of $30.0 million and a Term Loan of $11.0 million, in each case subject to a borrowing base calculation. The Term Loan was repaid in full with the proceeds from the $75.0 million of Senior Notes issued on February 12, 2010. Based upon the borrowing base calculation as of January 1, 2011, the unused commitment under the ABL Facility was $64.2 million, after giving effect to $12.5 million of letters of credit outstanding thereunder. Revolving loans under the ABL Facility will, at the Company’s option, bear interest at either i) LIBOR plus a margin of 350 to 400 basis points, determined based on levels of borrowing availability, or ii) the prime rate plus a margin of 250 to 300 basis points, determined based on levels of borrowing availability. The ABL Facility is collateralized primarily by (i) first-priority interests, subject to certain exceptions, in the ABL Priority Collateral and (ii) second-priority interests, subject to certain exceptions, in the Notes Priority Collateral.
The proceeds from the Senior Notes and ABL Facility were utilized to repay the outstanding debt related to the New First Lien Credit Agreement and Warehouse Mortgage, pay a $105.0 million dividend to the Company’s owners, settle the Company’s outstanding interest rate swap arrangement (see Note 10), and pay fees and expenses related to the financing transactions.
On January 29, 2010, the Company entered into a $25.0 million Bridge Loan with Morgan Stanley Senior Funding, Inc. and Banc of America Bridge LLC. The Bridge Loan was repaid in full with the proceeds from the $75.0 million of Senior Notes issued on February 12, 2010.
On February 12, 2010, the Company issued the additional $75.0 million of Senior Notes on the same terms as the October 2009 issuance. The Company received proceeds of $76.1 million from this issuance, including a $1.1 million original issue premium. The Company incurred $4.7 million of financing costs, primarily related to the additional Senior Notes issuance, which are capitalized in other assets in the Company’s consolidated balance sheet.
The Senior Notes and ABL Facility contain customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sale or transfer of assets, payment of dividends, transactions involving affiliates, change in control and other matters customarily restricted in such agreements. Failure to meet any of these covenants would be an event of default. As of January 1, 2011, the Company was in compliance with all such covenants.
Principal payments required to be made on outstanding debt as of January 1, 2011, excluding capital leases, is as follows (dollars in thousands):

2011	$402
2012	434
2013	17,295
2014	280
2015	350,167
Thereafter	—

Total debt	$368,578

Interest expense, inclusive of capital lease interest of $21.5 million, was $61.2 million during Fiscal 2010. Interest expense, inclusive of capital lease interest of $21.7 million, was $48.0 million during Fiscal 2009. Interest expense, inclusive of capital lease interest of $21.1 million, was $43.7 million during Fiscal 2008.
10. DERIVATIVE INSTRUMENTS
In order to reduce the Company’s exposure to fluctuations in interest rates, Holding entered into an interest rate swap agreement effective December 28, 2007. This agreement was intended to convert a portion of the Company’s floating-rate debt to fixed-rate debt. Such agreement involved the exchange of fixed-rate and floating-rate payments over the life of the agreement without the exchange of the underlying principal amounts. The Company’s policy is to enter into swap agreements only with creditworthy counterparties.
Neither the Company nor the counterparty was required to collateralize its obligations under the swap agreement. The Company was exposed to loss if the counterparty defaulted. Management did not anticipate any non-performance by the counterparty, as the counterparty had investment grade credit ratings. Risk management strategies, such as interest rate swaps, are reviewed and approved by the Company’s Board of Directors. The Company’s policy is to limit the maximum number of positions that can be taken in any given instrument. In accordance with the provisions of ASC 815, through November 16, 2008, the Company had designated and accounted for its swap agreement as a cash flow hedge. The Company estimated the effectiveness of the interest rate swap agreement using the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap was compared to the fair value of the hypothetical swap agreement that had the same critical terms as the portion of the debt being hedged. The critical terms of the interest rate swap agreement were identical to the portion of the debt being hedged through November 16, 2008.

Effective November 17, 2008, the interest terms in the Company’s New First Lien Credit Agreement were amended. The Company calculated its effectiveness test and determined that the interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting. Subsequent to the discontinuance of hedge accounting, this agreement was marked-to-market and the change in the fair value of the interest rate swap subsequent to November 17, 2008 was recorded within interest expense in the Company’s consolidated statements of operations.
In connection with the Company’s October 9, 2009 refinancing activities, the interest rate swap agreement was settled by paying $6.2 million to the counterparty, representing the fair value of the interest rate swap of $5.6 million, and net interest payable of $0.6 million, as of the termination date. The settlement amount attributable to the interest rate swap fair value has been classified within investing activities in the Company’s consolidated statement of cash flows for Fiscal 2009.
For the period from November 17, 2008 through October 9, 2009, the (decrease) / increase in the fair value of the interest rate swap of $(1.3) million and $1.7 million was recorded within interest expense during Fiscal 2009 and Fiscal 2008, respectively. The pre-tax amount previously recognized in AOCI, totaling $5.2 million at November 17, 2008, was amortized as an increase to interest expense over the remaining term of the interest rate swap agreement. Such amortization recognized during the period from November 17, 2008 through October 9, 2009 totaled $4.7 million and $0.5 million during Fiscal 2009 and Fiscal 2008, respectively.
11. INCOME TAXES
Income tax (benefit) expense for Fiscal 2010, Fiscal 2009 and Fiscal 2008 was as follows (dollars in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(52 weeks)	(53 weeks)	(52 weeks)
Current:
Federal	$192	$—	$531
State	3	34	121

Total current	195	34	652

Deferred:
Federal	(19,476)	(7,068)	(5,757)
State	(1,624)	(1,477)	(1,211)
Change in valuation allowance	11,901	13,896	—

Total deferred	(9,199)	5,351	(6,968)

Total income tax (benefit) expense	$(9,004)	$5,385	$(6,316)

Reconciliations of the statutory federal income tax benefit to the effective tax (benefit) expense for Fiscal 2010, Fiscal 2009 and Fiscal 2008 are as follows (dollars in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(52 weeks)	(53 weeks)	(52 weeks)
Statutory federal income tax benefit	$(12,585)	$(7,108)	(6,006)
State income tax benefit, net of federal benefit	(1,622)	(938)	(709)
Valuation allowance	11,901	13,896	—
Non-taxable gain on bargain purchase	(5,489)	—	—
Benefit of federal tax credits	(1,182)	(889)	—
ASC 740 adjustment	192	81	71
Non-deductible expenses	170	338	328
Other	(389)	5	—

	$(9,004)	$5,385	$(6,316)

The components of deferred income tax assets and liabilities are comprised of the following (dollars in thousands):

	January 1, 2011	January 2, 2010
Current deferred tax assets:
Inventory and other reserves	$104	$622
Prepaid taxes, insurance and service contracts	1,096	1,761
Accrued vacation and bonus compensation	442	4,820
Other assets	2,828	2,552
Valuation allowance	(2,205)	(3,769)

Current net deferred tax assets	2,265	5,986

Non-current deferred tax (liabilities) assets:
Capital leases	8,567	8,359
Property and equipment depreciation	(11,231)	(7,653)
Intangible assets	(16,078)	(14,416)
Federal and state net operating loss carryforwards and federal credits	38,472	17,267
Valuation allowance	(23,592)	(10,127)
Other	508	584

Non-current net deferred tax liabilities	(3,354)	(5,986)

Net deferred tax liabilities	$(1,089)	$—

The Company has U.S. federal and state net operating losses of $93.6 million and $79.0 million, respectively, which expire beginning in 2027. In addition, the Company has federal tax credits of $2.1 million which expire beginning in 2027.
The Company has performed the required assessment of positive and negative evidence regarding the realization of the net deferred income tax assets in accordance with ASC 740. The Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income and recent financial operations, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred income tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. In evaluating the objective evidence provided by historical results, the Company considers the past three years.
Based on an assessment of the available positive and negative evidence, including the Company’s historical results, the Company determined that there are uncertainties relating to its ability to utilize the net deferred tax assets. In recognition of these uncertainties, the Company provided a valuation allowance of $13.9 million on the net deferred income tax assets as of January 2, 2010, representing a charge to income tax expense during Fiscal 2009. During Fiscal 2010, the Company established an additional valuation allowance of $11.9 million with an offsetting charge to income tax expense. If the Company determines that it can realize its deferred tax assets in the future, the Company will make an adjustment to the valuation allowance.
Effective December 1, 2007, the Company adopted new standards for accounting for uncertainty in income taxes. As of the adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $0.9 million. In connection with the completion of the IRS’s examination of the Company’s federal income tax returns for the 2007 and 2008 tax years, this unrecognized tax benefit was settled during Fiscal 2010, with no resulting income tax amounts payable. As part of the settlement, the Company paid interest and penalties of $0.2 million, which was accrued during Fiscal 2008 and Fiscal 2009. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(52 weeks)	(53 weeks)	(52 weeks)
Beginning balance	$947	$947	$947
Additions based on tax positions related to the current year	—	—	—
Reductions based on tax positions related to the current year	(755)	—	—
Settlements	(192)	—	—
Reductions due to lapse of statute of limitations	—	—	—

Ending balance	$—	$947	$947

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s U.S. federal income tax return for tax year 2009 remains subject to examination by the IRS. State returns remain subject to examination for tax years 2007 and beyond depending on each state’s statute of limitations.
12. SHAREHOLDERS’ DEFICIT
Effective October 9, 2009, the Company paid a dividend to its shareholders totaling $105.0 million, or $1,050 per common stock share outstanding.
Effective January 27, 2010, Holding’s Board of Directors increased the number of common shares that Holding has the authority to issue from 200,000 shares to 300,000 shares. On January 29, 2010, the Company received $30.0 million of proceeds from the issuance of 44,776 shares of common stock to certain shareholders of Holding. On July 26, 2010, the Company paid a dividend to its shareholders totaling $30.0 million, or $207.22 per share of common stock outstanding.
Effective January 24, 2008, Tops Holding Corporation adopted the 2007 Stock Incentive Plan (‘‘Stock Plan’’) pursuant to which the Company’s Board of Directors, or a committee appointed by the Board of Directors (‘‘Committee’’), may grant at its discretion non-qualified stock options to directors, employees, consultants or independent contractors of the Company. Under the terms of the stock options granted to date, options that have not vested prior to a participant’s termination of employment with the Company are forfeited.
Stock options generally vest over a period of three to five years, and expire ten years from the grant date. Awards granted may be subject to other vesting terms as determined by the Committee. For stock options granted to date, the payments of the option prices are to be made in cash. In addition, an option holder may be required to satisfy his/her tax liability associated with the exercise of these stock options by utilizing a method directed by the Committee.
Effective October 27, 2009, following the October 9, 2009 dividend, the Company reduced the exercise price of all outstanding stock option grants at that date by $600 per share. No other terms of the awards were modified. This exercise price reduction resulted in $3.8 million of incremental stock-based compensation expense, of which $0.6 million and $1.6 million was recorded during Fiscal 2010 and Fiscal 2009, respectively, with the remaining $1.6 million to be recorded over the remaining vesting period of the awards.
On October 5, 2010 the Board of Directors of the Company approved an amendment to the Company’s 2007 Stock Incentive Plan, which increased the number of shares of common stock of the Company reserved for issuance under the Plan to 13,600 shares.

The following table summarizes the status and changes of stock options outstanding under the Stock Plan (dollars in thousands):

		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price Per	Term	Intrinsic
	Shares	Share	(In Years)	Value
Outstanding — December 30, 2007	—	$—
Granted	7,250	1,000

Outstanding — December 27, 2008	7,250	1,000
Granted	300	1,333

Outstanding — January 2, 2010	7,550	413
Granted	4,470	1,040
Forfeited	(555)	400

Outstanding — January 1, 2011	11,465	658	4.9	$4,377

Expected to vest — January 1, 2011	11,465	658	4.9	$4,377

Options exercisable — January 1, 2011	—	$—

Compensation expense recognized in connection with the Stock Plan amounted to $0.7 million, $1.1 million and $0.5 million for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively, and is included in administrative expenses in the consolidated statements of operations.
The Company determines the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The determination of fair value using the Black-Scholes option pricing model requires a number of complex and subjective variables. Key assumptions in the Black-Scholes option pricing model include the value of the common stock, the expected life, expected volatility of the stock, the risk-free interest rate, and estimated forfeitures. The value of the common stock related to the current year option grants was determined by management with the assistance of a third-party valuation firm. The estimated life was equal to the award’s expected term which was estimated using the simplified method. Expected stock price volatility was based on the expected volatility of a peer group that had actively traded stock during the period immediately preceding the share-based award grant. There are no expected future dividends as the Company does not currently plan to pay dividends on its common stock. The risk-free rate of interest was based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Estimated forfeitures are based on historical data, as well as management’s current expectations, the Company does not expect any forfeitures.
For options granted during Fiscal 2010, Fiscal 2009 and Fiscal 2008, the weighted average fair values of the stock options granted, estimated on the dates of grant using the Black-Scholes option-pricing model, were $407.07, $269.40 and $458.66, respectively, using the following assumptions.

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Estimated life in years	6.2	5.0	7.0
Expected volatility	37.6%	38.5%	38.8%
Expected dividends	—	—	—
Risk-free rate	1.6%	1.8%	3.1%
The Company’s outstanding stock options represent non-qualified stock options for income tax purposes. As such, the stock option grants result in the creation of a deferred tax asset until the time that such stock option is exercised.
The total unrecognized non-vested stock-based compensation expense relating to the options is $3.4 million at January 1, 2011, with $1.2 million to be recorded as compensation expense in Fiscal 2011 related to these grants. The remaining weighted average vesting period for the stock options is 3.4 years at January 1, 2011.
13. RELATED PARTY TRANSACTIONS
Tops Markets made a five-year loan to an executive for $0.2 million in connection with the executive’s relocation. During March 2010, the loan balance and related accrued interest was forgiven upon approval by the Company’s Board of Directors. Additionally, during July 2010, Tops reimbursed the executive for the personal tax impact of the loan forgiveness. This loan forgiveness and related tax reimbursement are included in administrative expenses in the consolidated statement of operations during Fiscal 2010.

On January 29, 2010, the Company entered into a $25.0 million Bridge Loan with Morgan Stanley Senior Funding, Inc. (an affiliate of MSPE) and Banc of America Bridge LLC, as discussed in Note 9. Also on January 29, 2010, the Company received $30.0 million from the issuance of common stock to related parties, as discussed in Note 12.
Effective November 30, 2007, Holding entered into a Transaction and Monitoring Fee Agreement with MSPE and HSBC. In consideration of certain services provided to Holding, Holding pays an annual monitoring fee of $0.8 million to MSPE and $0.2 million to HSBC, payable on a quarterly basis. Monitoring fees of $1.0 million were paid during Fiscal 2010, Fiscal 2009 and Fiscal 2008. These fees are included in administrative expenses in the consolidated statements of operations.
Tops purchased general merchandise and certain pharmacy inventory from American Sales Corporation, a wholly-owned distribution subsidiary of Ahold. The Company purchased $113.8 million of inventory from American Sales Corporation during Fiscal 2008. In addition, through September 2008, Tops purchased floral products from the perishable distribution center of Giant Food Inc. (‘‘Giant’’), a wholly-owned subsidiary of Ahold. Tops purchased approximately $3.6 million of inventory from Giant during Fiscal 2008.
Ahold Lease USA, a wholly-owned subsidiary of Ahold, facilitated leveraged lease transactions. The Company paid rent of approximately $1.4 million to Ahold during Fiscal 2008.
In connection with the sale of Tops to Holding, Tops entered into a TSA with an affiliate of Ahold to provide the services described in Note 1. The Company recorded approximately $4.8 million and $33.6 million of expense related to the TSA during Fiscal 2009 and Fiscal 2008, respectively. Such amounts are included in administrative expenses in the consolidated statements of operations.
14. RETIREMENT PLANS
Defined Benefit Plans
Certain former members of management of Tops receive benefits under nonqualified, unfunded Supplemental Executive Retirement Plans (“SERP”). In addition, Tops maintains post-employment benefit plans providing life insurance, disability and medical benefits for certain employees which are included in other post-retirement plans.
The components of net pension cost related to the SERP and other post-retirement plans are as follows (dollars in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(52 weeks)	(53 weeks)	(52 weeks)
SERP:
Interest cost	$234	$276	$59

Net pension cost	$234	$276	$59

Other Post-Retirement Plans:
Interest cost	$112	$181	$160
Service cost	3	3	3

Net pension cost	$115	$184	$163

Estimated future benefit payments related to the SERP and other post-retirement plans are as follows (dollars in thousands):

		Other
		Post-Retirement
	SERP	Plans
2011	$623	$246
2012	579	243
2013	555	240
2014	528	236
2015	497	208
Subsequent five years	1,966	907
As these plans are unfunded, estimated contributions are expected to equal estimated benefit payments.

The changes in benefit obligation related to the SERP and other post-retirement plans are as follows (dollars in thousands):

		Other Post-
	SERP	Retirement Plans
Benefit obligation — December 28, 2008	$1,861	$3,126
Interest cost	276	181
Service cost	—	3
Actuarial loss (gain)	546	(881)
Total disbursements	(734)	(102)
Liability adjustment	3,145	—

Benefit obligation — January 2, 2010	5,094	2,327
Interest cost	234	112
Service cost	—	3
Actuarial loss	207	194
Total disbursements	(667)	(146)

Benefit obligation — January 1, 2011	$4,868	$2,490

During Fiscal 2009, the Company recorded a correction of an error to increase the SERP liability by $3.1 million. As this error existed upon the acquisition of Tops Markets by Holding in December 2007, the offsetting entry was to decrease the amount of negative goodwill (increase the Company’s long-lived assets) acquired by the Company.
The benefit plans have no plan assets and have unfunded status equal to their benefit obligations, which have been classified in the consolidated balance sheets as follows (dollars in thousands):

	SERP		Other Post-Retirement Plans
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
Accrued expenses and other current liabilities	$623	$641	$246	$238
Other long-term liabilities	4,245	4,453	2,244	2,089

Recognized liability	$4,868	$5,094	$2,490	$2,327

Additionally, net actuarial losses of $0.8 million and $0.6 million related to SERP were included in accumulated other comprehensive (loss) income as of January 1, 2011 and January 2, 2010, respectively. Net actuarial gains of $0.5 million and $0.8 million related to other post-retirement plans were included in accumulated other comprehensive (loss) income as of January 1, 2011 and January 2, 2010, respectively.
Discount rate assumptions used to determine benefit obligations are as follows:

SERP		Other Post-Retirement Plans
January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
4.70%	4.90%	4.70%	5.20%
Discount rate assumptions used to determine net pension cost are as follows:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
SERP	4.90%	5.90%	5.80%
Other post-retirement plans	5.20%	6.00%	6.10%
The measurement date for the SERP and other post-retirement plans was December 31, 2010.
For guidance in determining the discount rate, the Company calculates the implied rate of return by matching the cash flows from the plans to a yield curve of returns available on high-quality corporate bonds at the measurement date. The discount rate assumption is reviewed annually and revised as deemed appropriate. After the purchase of Tops by Holding, the Company ceased participation in the SERP and other post-retirement plans.

Assumed health care cost trend rates used in the calculation of benefit obligations related to the medical benefits portion of other post-retirement plans are as follows:

	January 1, 2011	January 2, 2010
Initial health care cost trend rate.	7.50%	8.00%
Ultimate health care cost trend rate	5.00%	5.00%
Year to reach ultimate trend rate	2016	2015
A one-percentage point change in assumed health care cost trend rates would have the following effects on the aggregate service and interest costs as of January 1, 2011 (dollars in thousands):

	Increase	Decrease
Effect on SERP	N/A	N/A
Effect on other post-retirement plans	$—	$—
Other Benefit Plans
In February 2008, the Company established a defined contribution 401(k) plan that provides that under certain circumstances the Company will make matching contributions of up to 100% of the first 3%, and 50% of the next 2%, of a participant’s eligible compensation. The Company incurred $2.1 million, $1.7 million and $1.4 million of expense related to this 401(k) plan during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.
The Company contributes to various multiemployer pension plans under collective bargaining agreements and provides certain health care benefits to eligible retirees and their dependents. The Company made contributions to the multiemployer pension plans during Fiscal 2010, Fiscal 2009 and Fiscal 2008 of $8.3 million, $5.7 million and $5.3 million, respectively.
15. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
On November 12, 2009, the Company entered into a supply contract with C&S whereby C&S provides warehousing, logistics, procurement and purchasing services in support of the majority of the Company’s supply chain. The agreement expires on September 24, 2016. The agreement provides that the actual costs of performing these services shall be reimbursed to C&S on an “open-book” or “cost-plus” basis, whereby the parties will negotiate annual budgets that will be reconciled against actual costs on a periodic basis. The parties will also annually negotiate services specifications and performance standards that will govern warehouse operations. The agreement defines the parties’ respective responsibilities for the procurement and purchase of merchandise intended for use or resale at the Company’s stores, as well as the parties’ respective remuneration for warehousing and procurement/purchasing activities. In consideration for the services it provides under the agreement, C&S will be paid an annual fee and will have incentive income opportunities based upon Tops’ cost savings and increases in retail sales volume.
Effective December 1, 2010, the Company extended the term of its existing supply contract with McKesson through January 31, 2014 for the supply of substantially all of the Company’s prescription drugs and other health and beauty care products requirements. Tops is required to purchase a minimum of $400 million of product during the period from December 1, 2010 to January 1, 2014. The Company purchased $11.2 million of product under this contract during December 2010.
Effective July 24, 2010, Tops extended its existing IT outsourcing agreement with HP through December 31, 2017 to provide a wide range of information systems services. Under the agreement, HP provides data center operations, mainframe processing, business applications and systems development to enhance the Company’s customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates.
The costs of these purchase commitments are not reflected in the Company’s consolidated balance sheets.

Asset Retirement Obligations
The change in the Asset Retirement Obligation is as follows (dollars in thousands):

Balance — December 27, 2008	$1,533
Accretion of liability	156
Incremental obligations incurred	45

Balance — January 2, 2010	1,734
Obligations of acquired Penn Traffic stores	231
Accretion of liability	183
Incremental obligations incurred	188

Balance — January 1, 2011	$2,336

Environmental Liabilities
The Company is contingently liable on certain operating properties for potential environmental issues that were unknown at January 1, 2011. No amounts were accrued as of January 1, 2011 and January 2, 2010.
Collective Bargaining Agreements
Approximately 91% of the Company’s 12,700 associates are members of the Local One or two additional unions that represented certain of the employees from the retained Penn Traffic supermarkets. Tops currently has five collective bargaining agreements with the Local One which are scheduled to expire between April 2011 and July 2011, with the two additional union agreements scheduled to expire in March 2012 and April 2013.
Legal Proceedings
In March 2009, the Company reached a non-cash settlement with a non-merchandising third-party in which the Company was released from a $2.1 million obligation. As the circumstances that led to the release from this obligation occurred during Fiscal 2008, this settlement was reflected as a Fiscal 2008 gain on legal settlement within administrative expenses in the consolidated statement of operations.
In addition, the Company is involved in other legal proceedings arising from the daily operations of its business, including general liability claims, unemployment claims and workers’ compensation claims which are covered by reserves and insurance. The Company believes that the ultimate resolution of these other proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Such legal proceedings, however, are subject to inherent uncertainties, and the outcome of individual matters are not predictable. It is possible that the Company could be required to make expenditures, in excess of established provisions, in amounts that cannot reasonably be estimated.
16. GUARANTOR FINANCIAL STATEMENTS
The obligations of Holding and Tops Markets under the Senior Notes (the “Guaranteed Notes”) are jointly and severally, fully and unconditionally guaranteed by Tops Gift Card Company, LLC as of January 2, 2010 and both Tops Gift Card Company, LLC and Tops PT, LLC (“Guarantor Subsidiaries”), as of January 1, 2011, both of which are wholly-owned subsidiaries of Tops Markets. Tops Gift Card Company, LLC was established in October 2008, while Tops PT, LLC was established in January 2010. Tops Markets is a joint issuer of the notes and is 100% owned by Holding. Separate financial statements of Holding, Tops Markets and of the Guarantor Subsidiaries are not presented as the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable.
The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets as of January 1, 2011 and January 2, 2010 for Holding and Tops Markets, the Guarantor Subsidiaries, and for the Company, and the related statements of operations and statements of cash flows for Fiscal 2010, Fiscal 2009 and Fiscal 2008.
For purposes of the guarantor financial statements, the Company and its subsidiaries determine the applicable tax provision for each entity generally using the separate return method. Under this method, current and deferred taxes are allocated to each reporting entity as if it were to file a separate tax return. The rules followed by the reporting entity in computing its tax obligation or refund, including the effects of the alternative minimum tax, would be the same as those followed in filing a separate return with the Internal Revenue Service. However, for purposes of evaluating an entity’s ability to realize its tax attributes, the Company assesses whether it is more likely than not that those assets will be realized at the consolidated level. Any differences in the total of the income tax provision for Holding only and the Guarantor Subsidiaries, as calculated on the separate return method, and the consolidated income tax provision, are eliminated in consolidation.

TOPS HOLDING CORPORATION
CONSOLIDATED BALANCE SHEET
JANUARY 1, 2011
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$16,689	$730	$—	$17,419
Accounts receivable, net	—	43,696	13,348	—	57,044
Intercompany receivables	—	2,850	13,091	(15,941)	—
Inventory, net		80,060	37,268	—	117,328
Prepaid expenses and other current assets	—	11,445	2,648	—	14,093
Assets held for sale		—	650	—	650
Income taxes refundable	—	200	—	—	200
Current deferred tax assets	—	1,657	—	608	2,265

Total current assets	—	156,597	67,735	(15,333)	208,999

Property and equipment, net	—	309,856	68,719	—	378,575
Intangible assets, net	—	68,048	11,024	—	79,072
Other assets	—	13,705	3,041	(3,041)	13,705
Investment in subsidiaries	(75,094)	104,799	—	(29,705)	—

Total assets	$(75,094)	$653,005	$150,519	$(48,079)	$680,351

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$69,881	$23,430	$—	$93,311
Intercompany payables	2,850	13,091	—	(15,941)	—
Accrued expenses and other current liabilities	544	62,099	17,224	(744)	79,123
Current portion of capital lease obligations	—	10,754	341	—	11,095
Current portion of long-term debt	—	402	—	—	402
Current deferred tax liabilities	—	—	11	(11)	—

Total current liabilities	3,394	156,227	41,006	(16,696)	183,931

Capital lease obligations	—	168,743	3,473	—	172,216
Long-term debt	—	368,303	—	(3,041)	365,262
Other long-term liabilities	—	17,941	3,158	—	21,099
Non-current deferred tax liabilities tax liabilities	—	16,078	(1,917)	(10,807)	3,354

Total liabilities	3,394	727,292	45,720	(30,544)	745,862

Total shareholders’ (deficit) equity	(78,488)	(74,287)	104,799	(17,535)	(65,511)

Total liabilities and shareholders’ (deficit) equity	$(75,094)	$653,005	$150,519	$(48,079)	$680,351

TOPS HOLDING CORPORATION
CONSOLIDATED BALANCE SHEET
JANUARY 2, 2010
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$19,712	$10	$—	$19,722
Accounts receivable, net	—	49,457	—	—	49,457
Intercompany receivables	—	1,900	2,306	(4,206)	—
Inventory, net	—	82,272	—	—	82,272
Prepaid expenses	—	13,535	—	—	13,535
Income taxes refundable	—	760	—	—	760
Current deferred tax assets	751	5,805	—	(570)	5,986

Total current assets	751	173,441	2,316	(4,776)	171,732

Property and equipment, net	—	333,416	—	—	333,416
Intangible assets, net	—	76,356	—	—	76,356
Other assets	—	11,344	3,041	(3,041)	11,344
Investment in subsidiaries	(37,652)	1,145	—	36,507	—

Total assets	$(36,901)	$595,702	$5,357	$28,690	$592,848

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$68,462	$—	$—	$68,462
Intercompany payables.	1,900	2,306	—	(4,206)	—
Accrued expenses and other current liabilities	—	64,866	4,212	(744)	68,334
Current portion of Capital lease obligations	—	8,186	—	—	8,186
Current portion of long- term debt	—	362	—	—	362

Total current liabilities	1,900	144,182	4,212	(4,950)	145,344

Capital lease obligations	—	175,340	—	—	175,340
Long-term debt	—	291,235	—	(3,041)	288,194
Other long-term liabilities	—	16,785	—	—	16,785
Noncurrent deferred tax liabilities	—	5,986	—	—	5,986

Total liabilities	1,900	633,528	4,212	(7,991)	631,649

Total shareholders’ (deficit) equity	(38,801)	(37,826)	1,145	36,681	(38,801)

Total liabilities and shareholders’ (deficit) equity	$(36,901)	$595,702	$5,357	$28,690	$592,848

TOPS HOLDING CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FISCAL 2010
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,704,977	$553,742	$(1,183)	$2,257,536
Cost of goods sold	—	(1,208,582)	(370,434)	—	(1,579,016)
Distribution costs	—	(31,899)	(12,930)	—	(44,829)

Gross profit	—	464,496	170,378	(1,183)	633,691

Operating expenses:
Wages, salaries and benefits	—	(223,276)	(87,524)	—	(310,800)
Selling and general expenses	—	(71,629)	(34,395)	1,183	(104,841)
Administrative expenses	(2,208)	(81,425)	(19,121)	—	(102,754)
Rent expense, net	—	(9,493)	(9,642)	—	(19,135)
Depreciation and amortization	—	(55,005)	(7,348)	—	(62,353)
Advertising	—	(15,819)	(7,356)	—	(23,175)

Total operating expenses	(2,208)	(456,647)	(165,386)	1,183	(623,058)

Operating (loss) income	(2,208)	7,849	4,992	—	10,633

Bargain purchase	—	—	15,681	—	15,681
Loss on debt extinguishment	—	(1,041)	—	—	(1,041)
Interest expense, net	—	(61,125)	(106)	—	(61,231)
Equity (loss) income from subsidiaries	(36,970)	18,631	—	18,339	—

(Loss) income before income taxes	(39,178)	(35,686)	20,567	18,339	(35,958)

Income tax expense	(751)	(1,284)	(1,936)	12,975	9,004

Net (loss) income	$(39,929)	$(36,970)	$18,631	$31,314	$(26,954)

TOPS HOLDING CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FISCAL 2009
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,696,015	$546	$(953)	$1,695,608
Cost of goods sold	—	(1,185,344)	—	—	(1,185,344)
Distribution costs	—	(33,852)	—	—	(33,852)

Gross profit	—	476,819	546	(953)	476,412

Operating expenses:
Wages, salaries and benefits	—	(224,958)	—	—	(224,958)
Selling and general expenses	—	(74,176)	(251)	953	(73,474)
Administrative expenses	(2,036)	(62,923)	(54)	—	(65,013)
Rent expense, net	—	(13,219)	—	—	(13,219)
Depreciation and amortization	—	(52,727)	—	—	(52,727)
Advertising	—	(12,531)	—	—	(12,531)

Total operating expenses	(2,036)	(440,534)	(305)	953	(441,922)

Operating (loss) income	(2,036)	36,285	241	—	34,490

Loss on debt extinguishment	—	(6,770)	—	—	(6,770)
Interest (expense) income, net	—	(48,279)	251	—	(48,028)
Equity (loss) income from subsidiaries	(24,033)	297	—	23,736	—

(Loss) income before income taxes	(26,069)	(18,467)	492	23,736	(20,308)

Income tax benefit (expense)	376	(5,566)	(195)	—	(5,385)

Net (loss) income	$(25,693)	$(24,033)	$297	$23,736	$(25,693)

TOPS HOLDING CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FISCAL 2008
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,700,432	$315	$(515)	$1,700,232
Cost of goods sold	—	(1,195,850)	—	—	(1,195,850)
Distribution costs	—	(32,882)	—	—	(32,882)

Gross profit	—	471,700	315	(515)	471,500

Operating expenses:
Wages, salaries and benefits	—	(223,014)	—	—	(223,014)
Selling and general expenses	—	(83,162)	1,060	515	(81,587)
Administrative expenses	(1,482)	(62,048)	(45)	—	(63,575)
Rent expense, net	—	(13,114)	—	—	(13,114)
Depreciation and amortization	—	(50,732)	—	—	(50,732)
Advertising	—	(10,699)	—	—	(10,699)

Total operating expenses	(1,482)	(442,769)	1,015	515	(442,721)

Operating (loss) income	(1,482)	28,931	1,330	—	28,779

Loss on debt extinguishment	—	(2,228)	—	—	(2,228)
Interest (expense) income, net	—	(43,768)	57	—	(43,711)
Equity (loss) income from subsidiaries	(9,738)	838	—	8,900	—

(Loss) income before income taxes	(11,220)	(16,227)	1,387	8,900	(17,160)

Income tax benefit (expense)	376	(6,489)	(549)	—	6,316

Net (loss) income	$(10,844)	$(9,738)	$838	$8,900	$(10,844)

TOPS HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Fiscal 2010
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(950)	$37,783	$12,625	$—	$49,458

Cash flows used in investing activities:
Acquisition of the Penn Traffic Company	—	—	(85,023)	—	(85,023)
Cash paid for property and equipment	—	(28,081)	(21,582)	—	(49,663)
Proceeds from sale of assets	—	—	20,753	—	20,753
Investment in subsidiaries	—	(85,023)	—	85,023	—
Change in intercompany receivables position	—	(950)	(10,786)	11,736	—

Net cash used in investing activities	—	(114,054)	(96,638)	96,759	(113,933)

Cash flows provided by financing activities:
Proceeds from long-term debt borrowings	—	112,125	—	—	112,125
Repayments of long-term debt borrowings	—	(36,377)	—	—	(36,377)
Borrowings on ABL Facility	—	348,737	—	—	348,737
Repayments on ABL Facility	—	(347,737)	—	—	(347,737)
Proceeds from issuance of common stock	30,000	30,000	—	(30,000)	30,000
Dividend	(30,000)	(30,000)	—	30,000	(30,000)
Principal payments on capital leases	—	(9,004)	(290)	—	(9,294)
Deferred financing costs incurred	—	(5,769)	—	—	(5,769)
Capital contribution	—	—	85,023	(85,023)	—
Change in intercompany payables position	950	10,786	—	(11,736)	—
Change in bank overdraft position	—	487	—	—	487

Net cash provided by financing activities	950	73,248	84,733	(96,759)	62,172

Net (decrease) increase in cash and cash equivalents	—	(3,023)	720	—	(2,303)
Cash and cash equivalents — beginning of year	—	19,712	10	—	19,722

Cash and cash equivalents — end of year	$—	$16,689	$730	$—	$17,419

TOPS HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Fiscal 2009
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiary	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(950)	$67,881	$(118)	$—	$66,813

Cash flows provided by (used in) investing activities:
Cash paid for property and equipment	—	(28,080)	—	—	(28,080)
Interest rate swap settlement	—	(5,613)	—	—	(5,613)
Interest rate swap interest paid	—	(3,146)	—	—	(3,146)
Change in intercompany receivables position	—	(950)	118	832	—
Dividend	105,000	—	—	(105,000)	—
Other	—	146	—	—	146

Net cash provided by (used in) investing activities	105,000	(37,643)	118	(104,168)	(36,693)

Cash flows (used in) provided by financing activities:
Proceeds from long-term debt borrowings	—	270,474	—	—	270,474
Repayments of long-term debt borrowings	—	(200,936)	—	—	(200,936)
Dividend	(105,000)	(105,000)	—	105,000	(105,000)
Borrowings on ABL Facility	—	76,600	—	—	76,600
Repayments on ABL Facility	—	(62,600)	—	—	(62,600)
Deferred financing costs incurred	—	(12,011)	—	—	(12,011)
Principal payments on capital leases	—	(7,287)	—	—	(7,287)
Change in intercompany payables position	950	(118)	—	(832)	—
Change in bank overdraft position	—	43	—	—	43

Net cash (used in) provided by financing activities	(104,050)	(40,835)	—	104,168	(40,717)

Net decrease in cash and cash equivalents	—	(10,597)	—	—	(10,597)
Cash and cash equivalents — beginning of year	—	30,309	10	—	30,319

Cash and cash equivalents — end of year	$—	$19,712	$10	$—	$19,722

TOPS HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Fiscal 2008
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiary	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(950)	$76,552	5,465	—	81,067

Cash flows used in investing activities:
Cash paid for property and equipment	—	(35,298)	—	—	(35,298)
Purchase in Members’ interest in Tops Markets, LLC	—	(20,639)	—	—	(20,639)
Intercompany loan	—	—	(3,041)	3,041	—
Change in intercompany receivables position	—	(950)	(2,424)	3,374	—
Investment in subsidiaries	—	(10)	—	10	—
Other	—	(300)	—	—	(300)

Net cash (used in) provided by investing activities	—	(57,197)	(5,465)	6,425	(56,237)

Cash flows provided by (used in) financing activities:
Proceeds from long-term debt borrowings	—	38,041	—	(3,041)	35,000
Repayments of long-term debt borrowings	—	(48,633)	—	—	(48,633)
Deferred financing costs incurred	—	(4,871)	—	—	(4,871)
Principal payments on capital leases	—	(6,434)	—	—	(6,434)
Change in bank overdraft position	—	(3,499)	—	—	(3,499)
Change in intercompany					—
payables position	950	2,424	—	(3,374)
Capital contribution	—	—	10	(10)	—

Net cash provided by (used in) financing activities	950	(22,972)	10	(6,425)	(28,437)

Net (decrease) increase in cash and cash equivalents	—	(3,617)	10	—	(3,607)
Cash and cash equivalents — beginning of year	—	33,926	—	—	33,926

Cash and cash equivalents — end of year	$—	30,309	$10	—	$30,319

17. QUARTERLY DATA (UNAUDITED)

	16-week	12-week	12-week	12-week
	period ended	period ended	period ended	period ended
Fiscal 2010	April 24, 2010	July 17, 2010	October 9, 2010	January 1, 2011
Net sales	$665,015	$541,833	$519,859	$530,829
Gross profit	193,759	150,633	146,901	142,398
Operating (loss) income (1)	(2,882)	5,373	6,448	1,694
Income tax benefit (expense) (2)	9,913	(214)	397	(1,092)
Net income (loss) (3)	3,294	(8,915)	(7,556)	(13,777)

	16-week	12-week	12-week	13-week
	period ended	period ended	period ended	period ended
Fiscal 2009	April 18, 2009	July 11, 2009	October 3, 2009	January 2, 2010
Net sales	$505,758	$392,187	$373,216	$424,447
Gross profit	145,068	110,692	105,334	115,318
Operating income	9,082	12,730	6,960	5,718
Income tax benefit (expense) (4)	720	(590)	1,159	(6,674)
Net (loss) income (5)	(2,940)	2,413	(873)	(24,293)

(1)
The operating (loss) income for the 16-week period ended April 24, 2010, 12-week period ended July 17, 2010, 12-week period ended October 9, 2010 and 12-week period ended January 1, 2011 include integration costs, legal expenses associated with the FTC’s review of the acquired supermarkets and other one-time legal and professional fees related to the Acquisition totaling $17.4 million, $5.9 million, $5.0 million and $2.4 million, respectively.

(2)
The income tax benefit for the 16-week period ended April 24, 2010 includes a $10.3 million reversal of valuation allowance that was established in Fiscal 2009 as a result of the recognition of a deferred tax liability that resulted from the bargain purchase associated with the Acquisition.

(3)	The net income for the 16-week period ended April 24, 2010 includes a $15.7 million bargain purchase related to excess of net assets acquired over the purchase

(4)	The income tax expense for the 13-week period ended January 2, 2010 includes a $13.7 million dollar charge related to a net deferred tax assets valuation allowance.

(5)	The net income (loss) for the 12-week period ended July 11, 2009 and October 3, 2009 include a gain (loss) on debt extinguishment of $0.5 million and $(7.3) million, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of January 1, 2011, the Chief Executive Officer and the Chief Financial Officer, together with certain designated members of the finance and accounting organization, evaluated Tops’ disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that Tops’ disclosure controls and procedures were effective as of January 1, 2011.
This 10-K does not include an attestation report of Tops’ registered public accounting firm regarding internal control over financial reporting of Tops.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS AND DIRECTORS
The following table sets forth certain information regarding our executive officers and directors as of March 31, 2011.

Directors and executive officers	Age	Principal occupation or position
Gary Matthews	53	Chairman
Frank Curci	59	President, Chief Executive Officer and Director
Kevin Darrington	43	Chief Operating Officer
William R. Mills	54	Senior Vice President, Chief Financial Officer
Lynne Burgess	62	Senior Vice President, General Counsel and Secretary
John Persons	44	Senior Vice President, Operations
Jack Barrett	63	Senior Vice President, Human Resources, Assistant Secretary
Eric Fry	44	Director
Eric Kanter	36	Director
Gregory Josefowicz	59	Director
Stacey Rauch	53	Director
Gary Matthews. Mr. Matthews was appointed Chairman in December 2007. Mr. Matthews is a Managing Director of MSPE. He has led several private equity backed companies and public company business units, including Simmons Bedding Company from November 2006 to June 2007, Sleep Innovations, Inc. from August 2005 to October 2006, Bristol-Myers Squibb World Wide Consumer Medicines from 2001 to 2005 and Derby Cycle Corporation from 1999 to 2001. He also served as Managing Director UK for Diageo/Guinness Limited and as President and CEO of Guinness Import Company between 1996 and 1999 and held senior management positions at PepsiCo from 1991 to 1996 and McKinsey & Company from 1986 to 1991. Mr. Matthews held the title of Chief Executive Officer at Sleep Innovations, Inc. from August 2005 to October 2006. Approximately two years later, on October 3, 2008, Sleep Innovations, Inc. filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Mr. Matthews currently sits on the Boards of Directors of Learning Care Group and ReachOut Healthcare America. Mr. Matthews began his career at Procter & Gamble after receiving a B.A. from Princeton University. He also holds an M.B.A. from Harvard Business School.
Frank Curci. Mr. Curci was appointed President, Chief Executive Officer and Director in December 2007. Mr. Curci brings more than 30 years of experience in the supermarket industry. From March 2005 to September 2006, he served as Chief Operating Officer for Alabama-based Southern Family Markets, a subsidiary of C&S Wholesale Grocers where he led the start-up of two chains emphasizing the neighborhood grocery store format. From June 2004 to March 2005, he served as Senior Vice President of Operations at Farmer Jack, a supermarket chain based in Michigan. While at Ahold from July 1995 to June 2003, Mr. Curci was Chief Executive Officer of Tops, and held senior leadership positions at the BI-LO chain in South Carolina and Edwards Super Food stores on the East Coast. Mr. Curci also spent nine years from May 1987 to July 1995 at Mayfair Supermarkets, which operated as Foodtown in New Jersey. He holds an M.B.A. and a B.A. from Rutgers University.
Kevin Darrington. Mr. Darrington was appointed Chief Operating Officer on December 1, 2010. From March 2010 to December 2010 he was Chief Operating Officer and Chief Financial Officer. He was Senior Vice President and Chief Financial Officer from March 2008 to March 2010. Prior to joining Tops, he was Senior Vice President and Chief Accounting Officer at Pathmark stores from May 2006 to February 2008, Chief Financial Officer at Pharmaca Integrative Pharmacy from September 2005 to April 2006 and Vice President and Corporate Controller at Foot Locker Inc. from June 2002 to September 2005. He is a certified public accountant and holds an M.B.A. from Temple University and a B.S. from Indiana University.
William R. Mills. Mr. Mills was appointed Senior Vice President, Chief Financial Officer on December 1, 2010. From November 1, 2010 to December 1, 2010 he was Senior Vice President. Prior to joining Tops, Mr. Mills was founder and owner of William R. Mills Consulting, which advises owners of small and mid-market companies in connection with value enhancement, from August 2009 to October 2010. Between 1992 and July 2009, he worked at Weis Markets, Inc., a chain of supermarkets located in Pennsylvania and surrounding states, where he was most recently Senior Vice President, Chief Financial Officer and Treasurer and a member of its board of directors. Mr. Mills holds a B.S. in accounting from the University of Louisville and is a certified public accountant.

Lynne Burgess. Ms. Burgess was appointed Senior Vice President, General Counsel and Secretary in September 2010. Prior to joining Tops, she was at Asbury Automotive Group, where she was Vice President and General Counsel from September 2002 to March 2009 and Secretary from February 2005 to March 2009. From July 2001 to September 2002, Ms. Burgess served as General Counsel and Secretary to the Governance Committee for Oliver, Wyman & Company, LLC, an international strategy-consulting firm. Prior to joining Oliver, Wyman & Company, she was Senior Vice President and General Counsel of Entex Information Services, Inc., a national personal computer systems integrator, from May 1994 until June 2000. Ms. Burgess holds a B.A. from William Smith College and a J.D. from Fordham Law School.
John Persons. Mr. Persons was appointed Senior Vice President of Operations in December 2007. He was Vice President of Operations from November 2000 to December 2007. Mr. Persons has worked for Tops for 25 years, holding positions of increasing responsibility in operations over that time. He holds a B.A. and M.B.A. from the State University of New York at Buffalo.
Jack Barrett. Mr. Barrett was appointed Senior Vice President, Human Resources and a member of the Tops Executive Committee in 2000. He has worked for Tops for over 40 years. Mr. Barrett’s areas of responsibility at Tops have included compensation & benefits, labor/associate relations, training and development, communications, diversity, legal compliance and employment. Mr. Barrett was appointed the Vice President of Labor Relations in 1987 and Vice President of Human Resources in 1996. He holds a B.S. from Canisius College.
Eric Fry. Mr. Fry was appointed Director in September 2009. Mr. Fry is a Managing Director of MSPE. He initially joined Morgan Stanley in 1989 and Morgan Stanley Capital Partners in 1991. He was promoted to Managing Director of Morgan Stanley Capital Partners in 2001. Mr. Fry was a founding partner and Managing Director of Metalmark Capital from September 2004 until he rejoined Morgan Stanley Capital Partners in August 2007. He is a former member of the Investment Committees of Morgan Stanley Global Emerging Markets fund, Morgan Stanley Capital Partners III and Morgan Stanley Capital Partners IV. Mr. Fry served on the Board of Directors of various Morgan Stanley Capital Partners portfolio companies including Cross Country Healthcare, EnerSys and Vanguard Health Systems and currently sits on the Board of Directors of Learning Care Group and ReachOut Healthcare America. Mr. Fry holds a B.S. from The Wharton School of the University of Pennsylvania and an M.B.A. from Harvard Business School.
Eric Kanter. Mr. Kanter was appointed Director in September 2009. Mr. Kanter is an Executive Director of MSPE. Mr. Kanter joined Morgan Stanley in August 2003 in the Firm’s Investment Banking Division, working in the Mergers and Acquisitions Group. He joined MSPE in July 2007. Mr. Kanter serves on the Board of Directors of ReachOut Healthcare America. Prior to joining Morgan Stanley, Mr. Kanter was an Associate at Ryan Enterprises Group from September 1998 to July 2001, the private equity firm for the Patrick G. Ryan family. He began his career at A.T. Kearney where he was a Management Consultant from September 1996 to September 1998. Mr. Kanter holds a B.A. from Northwestern University and an M.B.A. from The Wharton School of the University of Pennsylvania.
Gregory Josefowicz. Mr. Josefowicz was appointed Director in January 2008. From 1999 to July 2006, Mr. Josefowicz served as Chairman of the Board of Directors and Chief Executive Officer of the Borders Group. Thereafter, until January 2008, Mr. Josefowicz was an advisor to Borders’ Board of Directors. Before joining the Borders Group, Mr. Josefowicz served as President of Jewel-Osco, a division of Albertsons, Inc. Mr. Josefowicz currently sits on the Boards of Directors of Petsmart Inc., Winn-Dixie Stores Inc. and United States Cellular Corp. He holds a B.A. from Michigan State University and an M.B.A. from the Kellogg School of Management at Northwestern University.
Stacey Rauch. Ms. Rauch was appointed Director in October 2010. From 1986 to September 2010, Ms. Rauch was with McKinsey & Company (“McKinsey”), from which she retired in 2010. She currently serves as Director Emeritus of McKinsey. Ms. Rauch was a leader in McKinsey’s Retail and Consumer Goods Practices and served as the head of the North American Retail and Apparel Practice. Her areas of expertise include strategy, marketing, merchandising, multi-channel management, global expansion, retail store operations and organization. During her 24 years at McKinsey, Ms. Rauch led engagements for a wide range of retailers, apparel wholesalers and consumer goods manufacturers. Prior to joining McKinsey, she spent 5 years in product management for the General Foods Corporation. Ms. Rauch serves on the Board of Directors and is a member of the Nominating and Corporate Governance Committee of ANN, Inc. She holds a B.S. in Economics and an M.B.A. from The Wharton School of the University of Pennsylvania.
AUDIT COMMITTEE
Our audit committee is currently comprised of Mr. Matthews and Mr. Kanter. We are a privately held company and do not have any securities listed on any securities exchange. Though not formally considered by our Board of Directors, we believe that Mr. Matthews is an “audit committee financial expert” under the rules of the SEC; however, we do not believe that Mr. Matthews or Mr. Kanter would be considered “independent” under the NASDAQ Listing Rules that are applicable to audit committee members because of their relationships with certain funds that hold significant interests in the Company.

CODE OF ETHICS
We have adopted a written code of ethics that applies to all of our employees and a code of ethics for our chief executive officer and senior executives that applies to all senior executives, including our principal executive officer, principal financial officer, and principal accounting officer. The codes of ethics include provisions covering compliance with laws and regulations, insider trading practices, conflicts of interest, confidentiality, protection and proper use of our assets, accounting and record keeping, fair competition and fair dealing, business gifts and entertainment, payments to government personnel and the reporting of illegal or unethical behavior. We will provide to any person without charge, upon request, a copy of the code of ethics. The contact information for delivering such request is set forth on the cover page of this 10-K.
ADDITIONAL INFORMATION
In the first half of 2003, certain accounting irregularities were discovered at Ahold’s US Foodservice business, a unit that was operated independently of Tops, as a result of which Ahold and several of its employees were the subject of investigations by the SEC and the Department of Justice (the “DOJ”) and a federal class action lawsuit. These investigations and the class action lawsuit were primarily focused on Ahold’s US Foodservice business. In response to these discoveries, Ahold conducted an internal accounting investigation of substantially all of its businesses which identified numerous accounting irregularities largely related to vendor allowances and rebates at its various business units, including some at Tops. At this time, although Mr. Curci was the Chief Executive Officer of Tops, the accounting and finance functions for Tops had been consolidated with Ahold USA’s operations under a shared services arrangement located in Carlisle, Pennsylvania. Mr. Curci resigned from his position at Tops in June 2003. He did not participate in any discussions with the SEC or the DOJ and he was not the subject of any regulatory, civil or criminal action or settlement.

ITEM 11.	EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The Compensation Committee of our Board of Directors (the “Compensation Committee”) oversees our executive compensation program. The Board of Directors generally discusses compensation issues during full board meetings, but the Compensation Committee has ultimate responsibility for making recommendations to the Board of Directors and discharging decisions of the Board of Directors relating to the compensation of our named executive officers. Our chief executive officer (“CEO”) reviews compensation for all of our executive officers (including the named executive officers) except our CEO and Chief Financial Officer (“CFO”) and makes compensation recommendations to the Compensation Committee. The Compensation Committee evaluates the CEO’s recommendations, conducts its own independent review and evaluation of the CEO, and CFO’s compensation and makes a final recommendation to the Board of Directors with respect to compensation for all named executive officers based on several factors, including individual performance, business results and general information related to compensation at other private companies. The Board of Directors, in consultation with the Compensation Committee, reviews these recommendations and makes all final compensation decisions for our named executives by exercising its discretion in accepting, modifying or rejecting any management recommendations. The Board of Directors generally approves any changes to base salary levels, bonus opportunities and other annual compensation components on or before May 1 of each fiscal year, with such changes becoming effective as of May 1.
This Compensation Discussion and Analysis describes our compensation program for named executive officers and the basis for decisions regarding their compensation for Fiscal 2010. Our named executive officers for Fiscal 2010 are Messrs. Curci, Darrington, Mills, Persons, Barrett and Curran and Ms. Burgess.
What is our compensation philosophy?
Our guiding compensation philosophy has been to provide a total pay package that motivates our named executive officers to achieve our short-term and long-term business goals. To sustain our performance, we need to attract and retain superior executive talent; to reward successful performance by our executives and the Company by linking a portion of compensation to future financial and business results; and to further align the interests of executive officers with those of our ultimate stockholders by providing long-term equity compensation.
What are the key principles that influenced our Fiscal 2010 compensation decisions?
We use the following core principles and practices to set the pay of our named executive officers:
•
Our Compensation Committee reviews individual and corporate performance, business results and general information related to compensation at other private companies in setting the compensation level for our CEO and CFO. A similar process is used in formulating the recommendations to the Compensation Committee for the compensation levels of the other named executive officers.

•
We use both subjective and objective measures of performance in setting the annual incentive compensation levels for named executive officers. The primary objective measure that we use is adjusted EBITDA. We also have the discretion to make adjustments to annual incentive compensation levels based on business considerations or individual performance as described below.

•	We do not provide special retirement arrangements or significant personal benefits for our named executive officers.
What are the components of our compensation program?
Our compensation and benefits programs have historically consisted of the following components:
•	Total compensation consisting of:
•	Base salary;
•	Annual cash bonus awards; and
•	Long-term equity incentive awards;
•	Participation in broad-based retirement, health and welfare benefits;
•	Severance and change of control protections; and
•	Limited perquisites.
How do we determine the portion of total compensation allocated to base salary?
A named executive officer’s base salary is a fixed component of compensation and does not vary depending on the level of performance achieved. Base salaries are determined for each named executive based on his or her position and responsibility. We review the base salaries for each named executive annually as well as at the time of any promotion or significant change in job responsibilities, and we consider individual and Company performance over the course of the year. In May 2010, the Board of Directors approved base salary increases for each of our named executive officers (other than Mr. Mills and Ms. Burgess), all of which resulted in increases of five percent or less, with the exception of Messrs. Darrington and Persons, whose increases were in the amounts of 16.6 percent and 14.5 percent, respectively. Mr. Mills and Ms. Burgess’ base salaries were established at the time of their hire.
How did we determine the amount of the annual cash bonus for Fiscal 2010 that we paid to each of our named executive officers?
The annual cash bonus for executive officers is designed to reward our executives for the achievement of Company-wide annual financial goals.
For Fiscal 2010, the Board of Directors determined that the target annual cash bonus for each named executive officer, with the exception of the CEO and COO, would be 60 percent of his or her actual Fiscal 2010 base salary. The Board of Directors further determined that the target annual cash bonus for the CEO would be 100 percent of his or her actual Fiscal 2010 base salary and the target annual cash bonus for the COO would be 75 percent of his or her actual Fiscal 2010 base salary. The percentage of their target bonus that is paid is determined in part pursuant to objective Company-wide performance measures (described below) and in part pursuant to subjective discretionary considerations by the Board of Directors. In Fiscal 2010, 50 percent of our named executive officers’ bonus realization was determined based on objective performance measures and 50 percent of their bonus realization was determined at the discretion of the Compensation Committee and the Board of Directors. Named executive officers were then paid a percentage of their target bonus amounts based on these objective and subjective considerations.
In administering the Fiscal 2010 bonus program for the named executive officers, the Compensation Committee considered objective performance measures and target achievement levels for those measures to determine the bonus levels for Fiscal 2010. The performance measure used for Fiscal 2010 was adjusted EBITDA, which represents earnings before interest, incomes taxes, depreciation and amortization, as adjusted to exclude certain one-time and non-cash expenses. We selected this metric on which to base the annual bonus for Fiscal 2010 because we believe it represents the primary measure that created value for shareholders in Fiscal 2010.

The target achievement level in Fiscal 2010 for adjusted EBITDA was $143,244,137. Our actual Fiscal 2010 results produced $133,384,113 in adjusted EBITDA. Based on these results, the Compensation Committee determined that the objective portion of each named executive officer’s annual bonus would be paid at 48.5 percent of the target amount. The Compensation Committee then determined that the discretionary portion of each named executive officer’s annual bonus should be paid at 100 percent of the target amount. The decision to pay the discretionary portion of the bonus was based on the successful integration of Penn Traffic into the Tops organization, which was completed on or ahead of projected plans and exceeded overall expectations. Accordingly, each named executive officer was awarded 74.2 percent of the target bonus amount, with the exception of Mr. Mills, who received a guaranteed minimum bonus for Fiscal 2010 of $25,000 as provided in his employment agreement. The annual cash bonus amount paid for each named executive for his or her Fiscal 2010 service is reported in the succeeding Summary Compensation Table.
The following table shows, for each performance measure considered for Fiscal 2010, (i) the target performance level established by the Board of Directors before the beginning of the fiscal year, and (ii) the actual Fiscal 2010 results (dollars in thousands):

		Actual Fiscal
Performance Measure	Target Level ($)	2010 Results ($)
Adjusted EBITDA	143,244	133,384
What types of long term incentive programs do we maintain for our named executive officers?
Our primary vehicle for offering long-term incentives is the Tops Holding Corporation 2007 Stock Incentive Plan, as amended (the “2007 Stock Plan”), under which we have granted discretionary stock options to certain key executives and directors. We believe that granting Company stock options is the best method of motivating our executive officers to manage our Company in a manner that is consistent with the interests of our Company and our stockholders. We also regard our equity program as a key retention tool. Retention is an important factor in our determination of the number of shares to be issued upon exercise of each option grant and the vesting schedules and other terms of these grants.
We made grants of stock option awards to each of our named executive officers in Fiscal 2010, except Mr. Curran. For Mr. Mills and Ms. Burgess, these grants were made in connection with their hire, and in respect of the other named executive officers, the grants were made in order to enhance the alignment of their incentives with the long-term interests of the Company.
What other significant policies apply to our named executive officers?
Retirement and Other Benefits. Our named executive officers participate in our 401(k) retirement savings plan, which is available to all of our non-union employees. We do not offer any additional retirement benefits to our named executive officers. Our benefits package for our named executive officers includes health, welfare, short-term and long-term disability, and life insurance benefits, all of which are also available to other non-union employees. We also offer our named executive officers the use of a company car, a company-paid supplemental long-term disability plan and reimbursement of moving expenses in connection with their hire.
Severance and Change of Control Arrangements. The severance and change of control arrangements in place for each of our named executive officers represent amounts that we believe are necessary to retain our executives in light of market and other uncertainties and are consistent with competitive pay practices. Messrs. Curci, Darrington, Mills, Persons and Barrett and Ms. Burgess are entitled to certain severance benefits in the event of their termination of employment without cause under their respective employment agreements. In addition, our 2007 Stock Plan provides that upon the Company’s change of control, all unvested equity awards outstanding under the plan will automatically vest. We also have special cash retention bonus agreements with Messrs. Curci, Darrington, Persons and Barrett which permit the Board of Directors, in its sole discretion, to accelerate the payment of any unvested portion of the special cash retention bonus upon the Company’s change of control. We believe that these arrangements are necessary to retain the services of our named executive officers and to afford them reasonable severance protection so that they can focus on realizing value for shareholders in the event of a change of control and other circumstances that could result in a loss of employment. The Compensation Committee periodically reviews these arrangements and adjusts them to take into account market information and our evolving business goals. Mr. Curran’s employment terminated effective December 31, 2010, in connection with which he receives certain severance benefits described in more detail below. Mr. Curran forfeited his unvested equity awards and special cash retention bonus in connection with his termination.

Forgiveness of Loan for Relocation Expenses. In 2009, we made a five-year loan to Mr. Darrington, which the Board of Directors forgave (in addition to the related accrued interest) based on Mr. Darrington’s performance in Fiscal 2009. In Fiscal 2010, the Board of Directors also provided Mr. Darrington with a one-time discretionary payment to account for taxes that he may incur as a result of the forgiveness.
Compensation Committee Report
We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this 10-K.
Gary Matthews, Chairperson
Eric Kanter
Gregory Josefowicz
Eric Fry

EXECUTIVE COMPENSATION
The table below sets forth the annual compensation earned during Fiscal 2010 and Fiscal 2009 by our CEO, our CFO and each of our other “named executive officers,”:
SUMMARY COMPENSATION TABLE

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($) (1)	($)	($) (2)	($) (3)	($)	($) (4)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Frank Curci	2010	516,341	—	—	282,519	389,544	—	43,331	1,231,735
President, Chief Executive	2009	500,000	—	—	—	400,000	—	31,431	931,431
Officer and Director

Kevin Darrington	2010	339,423	—	—	181,420	194,775	—	219,125	934,743
Chief Operating Officer (5)	2009	300,000	254,916	—	—	144,000	—	20,489	719,405

William R. Mills	2010	42,308	—	—	438,513	25,000	—	15,473	521,294
Senior Vice President, Chief Financial Officer

John Persons	2010	262,882	—	—	147,453	122,429	—	27,498	560,262
Senior Vice President,	2009	240,000	—	—	—	115,200	—	16,261	371,461
Operations

Jack Barrett	2010	214,119	—	—	43,557	96,296	—	28,835	382,807
Senior Vice President,	2009	210,000	—	—	—	100,800	—	20,447	331,247
Human Resources

Lynne Burgess	2010	79,327	55,000	—	248,327	37,671	—	55,754	476,079
Senior Vice President, General Counsel and Secretary

Patrick Curran	2010	243,135	—	—	—	108,983	—	25,258	377,376
Senior Vice President,	2009	240,000	—	—	—	115,200	—	16,095	371,295
Sales and Marketing (6)

(1)
Mr. Darrington’s bonus amount represents the Company’s forgiveness of a five-year loan that the Company made to Mr. Darrington in 2009 in connection with his relocation expenses. The Board of Directors discretionarily decided to forgive this loan and any interest accrued thereon based on Mr. Darrington’s performance and service during 2009. This decision was formalized under a March 2010 board resolution. Ms. Burgess’ bonus represents a signing bonus received by her in connection with her hire. She is required to repay this amount to the extent her employment terminates prior to January 1, 2012.

(2)
Amounts reflect the aggregate grant date fair value of stock option awards. The fair value of each option grant is estimated based on the fair market value on the date of grant and using the Black-Scholes option pricing model. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to Note 12 to the consolidated financial statements.

(3)	These amounts represent cash paid in respect of our annual cash bonus plan for performance in the applicable fiscal year.

(4)
These amounts represent health and welfare premiums, life insurance premiums, short-term disability premiums, long-term disability premiums, 401(k) matching contributions and the Company’s incremental cost of the named executive officers’ use of a company car, taxable relocation expenses, and certain tax gross up payments. For Mr. Darrington, this includes a payment of $186,879 provided to him in 2010 to compensate him for taxes that he is expected to incur as a result of the loan forgiveness reported in 2009. For Mr. Mills, this includes a relocation tax gross up in the amount of $2,511. For Ms. Burgess, this includes a relocation tax gross up in the amount of $5,003 and a sign on bonus tax gross up in the amount of $32,187.

(5)	Mr. Darrington also served as our chief financial officer for most of Fiscal 2010, until Mr. Mills was appointed chief financial officer on December 1, 2010.

(6)	Mr. Curran’s employment with us terminated effective December 31, 2010, prior to the end of Fiscal 2010.

EQUITY AND NON-EQUITY INCENTIVE PLANS
The table below sets forth equity and non-equity compensation awards granted to our named executive officers during Fiscal 2010:
GRANTS OF PLAN-BASED AWARDS

				All Other		Grant Date
				Option Awards:		Fair Value
	Estimated Possible Payouts Under Non-			Number of	Option	of Stock
	Equity Incentive Plan Awards			Securities	Exercise	and Option
	Threshold	Target	Maximum	Underlying	Price	Awards
Name	($) (1)	($) (1)	($) (1)	Options	($)	($) (2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Frank Curci	—	524,992	—	707	1,040	282,519
Kevin Darrington	—	262,500	—	454	1,040	181,420
William R. Mills	—	27,555	—	1,000	1,040	438,513
John Persons	—	165,000	—	369	1,040	147,453
Jack Barrett	—	129,780	—	109	1,040	43,557
Lynne Burgess	—	50,769	—	555	1,040	248,327
Patrick Curran	—	146,877	—	—	—	—

(1)	Represents annual incentive award targets under our annual cash bonus plan. The awards for the named executive officers did not have threshold or maximum amounts.

(2)
Amounts reflect the aggregate grant date fair value of stock option awards. The fair value of each option grant is estimated based on the fair market value on the date of grant and using the Black-Scholes option pricing model. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to Note 12 to the consolidated financial statements.

2007 STOCK INCENTIVE PLAN
We maintain one equity incentive plan, the 2007 Stock Plan, under which the Board of Directors may grant stock option awards to directors, eligible employees, consultants and independent contractors. There are 13,600 shares of common stock reserved under the 2007 Stock Plan, which shares remain issuable until utilized pursuant to a participant’s exercise of a stock option. The terms of any stock option granted under the 2007 Stock Plan are generally set forth in an option agreement with the grantee; nonetheless, the exercise price for stock options awarded under the plan must equal or exceed the fair market value on the date of grant and the term of any option granted may not exceed ten years. Upon a participant’s exercise of a stock option, he or she is required to comply with the Shareholders’ Agreement (described in Note 12 of our audited consolidated financial statements included elsewhere in this 10-K). The Board of Directors is required to adjust outstanding stock options in an equitable manner in the event of a corporate transaction, equity restructuring or change in the capitalization of the Company.
The 2007 Stock Plan provides that upon a change of control of the Company, any outstanding unvested awards granted under the plan will automatically vest and become exercisable on the effective date of a change of control of the Company. A change of control generally includes (i) a change in the ownership of 50 percent or more of the total voting power of the Company’s voting securities; (ii) a merger or consolidation of the Company that would result in a change in more than 50 percent of the total voting power represented by the voting securities of the Company or a surviving entity; (iii) the consummation of a complete liquidation of the Company or an agreement for the sale of substantially all of the Company’s assets; (iv) the transfer by the Morgan Stanley Investors of 80 percent or more of their then-owned shares of stock to anyone other than a permitted transferee or (v) any other event that the Board of Directors determines to be a change of control and sets forth in an option agreement. A change of control does not include any acquisition of securities or voting power due to a public offering.

The following table gives information on option awards and stock-based awards that were outstanding for each named executive officer at January 1, 2011:
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
				Equity
				Incentive Plan
	Number of	Number of		Awards:
	Securities	Securities		Number of
	Underlying	Underlying		Securities
	Unexercised	Unexercised		Underlying	Option		Option
	Options	Options		Unexercised	Exercise Price		Expiration
Name	Exercisable	Unexerciseable		Unearned Options	($)		Date
(a)	(b)	(c)		(d)	(e)		(f)
Frank Curci	—	3,000	(1)	—	400	(8)	1/24/2018
	—	707	(2)	—	1,040		10/5/2020
Kevin Darrington	—	1,667	(3)	—	400	(8)	3/3/2018
	—	454	(2)	—	1,040		10/5/2020
William R. Mills	—	1,000	(4)	—	1,040		11/1/2020
John Persons	—	1,111	(5)	—	400	(8)	2/14/2018
	—	369	(2)	—	1,040		10/5/2020
Jack Barrett	—	389	(6)	—	400	(8)	11/19/2018
	—	109	(2)	—	1,040		10/5/2020
Lynne Burgess	—	555	(7)	—	1,040		9/13/2020

(1)	Stock options granted on January 24, 2008 that are scheduled to vest in three equal annual installments on January 24, 2011, 2012, and 2013.

(2)	Stock options granted on October 5, 2010 that are scheduled to vest in four equal annual installments on October 5, 2011, 2012, 2013, and 2014.

(3)	Stock options granted on March 3, 2008 that are scheduled to vest in three equal annual installments on March 3, 2011, 2012, and 2013.

(4)	Stock options granted on November 1, 2010 that are scheduled to vest in three equal annual installments on November 1, 2013, 2014, and 2015.

(5)	Stock options granted on February 14, 2008 that are scheduled to vest in three equal annual installments on February 14, 2011, 2012, 2013.

(6)	Stock options granted on November 19, 2008 that are scheduled to vest in three equal annual installments on November 19, 2011, 2012, and 2013.

(7)	Stock options granted on September 13, 2010 that are scheduled to vest in three equal annual installments on September 13, 2013, 2014, and 2015.

(8)
The exercise price of these stock option awards was decreased from $1,000 to $400 as of October 27, 2009 in connection with a refinancing and related extraordinary dividend paid by the Company to its shareholders in October 2009. This modification was enacted in order to equitably adjust awards in order to preserve the aggregate intrinsic value of the stock options immediately after the recapitalization transaction. For more information regarding the recapitalization and the adjustment of the stock option grants, please see Note 12 of the consolidated financial statements included elsewhere in this 10-K.

RETIREMENT ARRANGEMENTS FOR NAMED EXECUTIVE OFFICERS
We do not provide special retirement benefits to our named executive officers. Our named executive officers are eligible to participate in the Tops Markets, LLC 401(k) retirement savings plan, which is available to all of our non-union employees, and which is described in Note 14 to our audited consolidated financial statements included elsewhere in this 10-K.

EMPLOYMENT
As of January 1, 2011, all of our named executive officers are party to employment agreements or other similar agreements with Tops Markets, LLC.
Frank Curci
Mr. Curci’s employment agreement became effective on December 1, 2007, and is subject to automatic one-year renewals on December 1 of each year (unless notice of non-renewal is provided by either party within ten days prior to the expiration of the term). Under Mr. Curci’s agreement, he is entitled to an annual base salary and an annual bonus opportunity based on a percentage of his base salary. If we terminate Mr. Curci’s employment without cause, he is entitled to severance payments in the amount of his annual base salary, and continued coverage under our welfare and benefit plans, during the “severance period,” which would end on the one-year anniversary of his termination date. He may also receive a discretionary pro-rated bonus amount in the year of his termination of employment. Mr. Curci is prohibited from providing services or engaging in activities with a competitor of us during employment and for a period of one year after his termination of employment. During that same period, Mr. Curci is also prohibited from soliciting our customers, suppliers and other employees. We may extend the non-competition/non-solicitation period for up to one additional year if we continue to pay Mr. Curci his annual base salary over the course of such year.
Kevin Darrington
Mr. Darrington’s employment agreement became effective on March 3, 2008. Under Mr. Darrington’s agreement, he is entitled to an annual base salary and an annual bonus opportunity based on a percentage of his base salary. Pursuant to his employment agreement, on March 3, 2008, Mr. Darrington was also granted stock options exercisable into 1.5% of the then-issued and outstanding shares of the Company, which stock options vest ratably on March 3, 2011, March 3, 2012 and March 3, 2013. In the event of a change of control, the vesting of these stock options will be accelerated. Mr. Darrington’s employment agreement does not provide for a set term of employment, but if we terminate his employment without cause, he is entitled to severance payments in the amount of his annual base salary, and continued coverage under our welfare and benefit plans, for a period of one year after his termination date. Mr. Darrington is prohibited from providing services or engaging in activities with a competitor of us during employment and for a period of one year after his termination of employment. During that same period, Mr. Darrington is also prohibited from soliciting our customers, suppliers and other employees.
William R. Mills
Mr. Mills’ employment agreement became effective on November 1, 2010. Under Mr. Mills’ agreement, he is entitled to an initial annual base salary and an initial annual bonus opportunity based on a percentage of his base salary. For 2010, Mr. Mills was guaranteed an annual bonus of at least $25,000. Pursuant to his employment agreement, Mr. Mills was also entitled to a grant of stock options that will vest ratably on November 1, 2013, November 1, 2014 and November 1, 2015. In the event of a change of control, the vesting of these stock options will be accelerated. Mr. Mills employment agreement does not provide for a set term of employment, but if we terminate his employment without cause, he is entitled to severance payments in the amount of his annual base salary, and continued coverage under our welfare and benefit plans, for a period of one year after his termination date. Mr. Mills is prohibited from providing services or engaging in activities with a competitor of us during employment and for a period of one year after his termination of employment. During that same period, Mr. Mills is also prohibited from soliciting our customers, suppliers and other employees.
John Persons
Mr. Persons’ employment agreement became effective on May 1, 2010. Under Mr. Persons’ agreement, he is entitled to an initial annual base salary and an initial annual bonus opportunity based on a percentage of his base salary. Mr. Persons employment agreement does not provide for a set term of employment, but if we terminate his employment without cause, he is entitled to severance payments in the amount of his annual base salary, and continued coverage under our welfare and benefit plans, for a period of one year after his termination date. Pursuant to his existing stock option agreement, Mr. Persons is prohibited from providing services or engaging in activities with a competitor of us during employment and for a period of one year after his termination of employment. During that same period, Mr. Persons is also prohibited from soliciting our customers, suppliers and other employees.

Jack Barrett
Mr. Barrett’s employment agreement became effective on May 1, 2010. Under Mr. Barrett’s agreement, he is entitled to an initial annual base salary and an initial annual bonus opportunity based on a percentage of his base salary. Mr. Barrett’s employment agreement does not provide for a set term of employment, but if we terminate his employment without cause, he is entitled to severance payments in the amount of his annual base salary, and continued coverage under our welfare and benefit plans, for a period of one year after his termination date. Pursuant to his existing stock option agreement, Mr. Barrett is prohibited from providing services or engaging in activities with a competitor of us during employment and for a period of one year after his termination of employment. During that same period, Mr. Barrett is also prohibited from soliciting our customers, suppliers and other employees.
Lynne Burgess
Ms. Burgess’ employment agreement became effective on September 13, 2010. Under Ms. Burgess’ agreement, she is entitled to an initial annual base salary and an initial annual bonus opportunity based on a percentage of her base salary. Pursuant to her employment agreement, Ms. Burgess was also entitled to a grant of stock options, which stock options vest ratably on September 13, 2013, September 13, 2014 and September 13, 2015, and she also received a signing bonus in an after-tax amount of $55,000. If Ms. Burgess terminates her employment at any time prior to January 1, 2012, she will be required to repay this signing bonus. In the event of a change of control, the vesting of these stock options will be accelerated. Ms. Burgess’ employment agreement does not provide for a set term of employment, but if we terminate her employment without cause, she is entitled to severance payments in the amount of her annual base salary, and continued coverage under our welfare and benefit plans, for a period of one year after her termination date. Ms. Burgess is prohibited from providing services or engaging in activities with a competitor of us during employment and for a period of one year after her termination of employment. During that same period, Ms. Burgess is also prohibited from soliciting our customers, suppliers and other employees.
Patrick Curran
On October 21, 2010 the Company entered into a Separation Agreement, Waiver, and General Release with Mr. Curran. Pursuant to the terms of this separation agreement, Mr. Curran’s employment with the Company terminated effective December 31, 2010 (“Separation Date”). In consideration of Mr. Curran’s execution of a release of claims in favor of the Company, Mr. Curran is entitled to receive (i) $244,795 payable in equal weekly installments for 52 weeks, (ii) an amount equal to the annual bonus payable to Mr. Curran for Fiscal 2010, (iii) an amount of $50,000 payable within ten business days following the Separation Date, (iv) continuation of medical benefits for the earlier of one year or until such time as Mr. Curran is eligible to receive coverage and benefits from a new employer, (v) utilization of executive-level outplacement services, and (vi) a waiver of objections from the Company regarding Mr. Curran’s lawful application to receive unemployment benefits. Mr. Curran forfeited the 555.55 options previously granted to him by the Company and the special cash retention bonus awarded to him on October 27, 2009. Mr. Curran is also subject to certain restrictive covenants under the separation agreement including restrictions on his ability to compete with the Company or its affiliates, solicit the employees, customers, or other business relationships of the Company, disclose confidential information or disparage the Company.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
We have entered into certain agreements and maintain certain plans that will require us to provide compensation to our named executive officers in the event of a termination of employment of the named executive officer or a change of control Tops Markets, LLC. The amount of compensation payable to each named executive officer in each situation is listed in the table below, based on the assumption that the triggering event took place on January 1, 2011:

			Value of
			Unvested
		Value of	Special	Present
		Unvested	Cash	Value		Other
		Equity-	Retention	of Health /		Compensation
		Based	Bonus	Welfare		or
	Severance	Awards	Awards	Benefits		Payments	Total
	($) (1)	($) (2)	($) (3)	($) (4)		($) (5)	($)
Involuntary without cause
Frank Curci	524,992	—	—	6,435		—	531,427
Kevin Darrington.	350,000	—	—	9,594		—	359,594
William R. Mills	275,000	—	—	10,362		—	285,362
John Persons	274,996	—	—	10,696		—	285,692
Jack Barrett	216,299	—	—	6,435		—	222,734
Lynne Burgess	275,000	—	—	3,219		—	278,219
Patrick Curran (7)	294,795	—	—	6,435		—	301,230

Death and disability
Frank Curci	—	—	1,350,000	—		129,038	1,479,038
Kevin Darrington	—	—	750,150	—		85,290	835,440
William R. Mills	—	—	—	—		66,540	66,540
John Persons	—	—	499,950	—		66,539	566,489
Jack Barrett	—	—	175,001	62,500	(8)	51,865	289,366
Lynne Burgess	—	—	—	—		66,540	66,540
Patrick Curran (7)	—	—	—	—		—	—

Termination without cause within one year after a change of control (6)
Frank Curci	524,992	1,920,000	1,350,000	6,435		—	3,801,427
Kevin Darrington	350,000	1,066,880	750,150	9,594		—	2,176,624
William R. Mills	275,000	—	—	10,362		—	285,362
John Persons	274,996	711,040	499,950	10,696		—	1,496,682
Jack Barrett	216,299	248,890	175,001	6,435		—	646,625
Lynne Burgess	275,000	—	—	3,219		—	278,219
Patrick Curran (7)	—	—	—	—		—	—

(1)	Includes one times the annual base salary. The Company may also, at its discretion, pay a termination-year bonus prorated to correspond with the portion of the year ending at termination.

(2)
Unvested equity-based awards are calculated based on the fair market value of our common stock as of January 1, 2011 of $1,040 per share. The treatment upon termination for each type of equity award is further described under the heading “2007 Stock Incentive Plan” following the Grants of Plan-Based Awards table.

(3)	Includes the accelerated payment of the unvested portion of the special cash retention bonus awards.

(4)
Includes the estimated value of allowing continued participation in our health and welfare plans for a period of one year. These benefits may be terminated within one year if the named executive officer obtains coverage from a new employer.

(5)
Represents an arrangement under which, if a named executive officer terminates employment due to disability, the Company will pay the executive an amount equal to the difference between the benefits received by the executive under the Company’s short-term disability program and his or her full salary amount until the Company’s long-term disability insurance coverage begins. Payments listed in this column apply only in the event of the named executive officer’s termination due to disability.

(6)
If the named executive officer’s employment is terminated within one year after a change of control, then the unvested special cash retention bonus amount must be paid. On the other hand, the Board of Directors has the discretion to pay unvested bonus amounts upon a change of control to the extent the change of control constitutes a change in the ownership or effective control of the Company or of a sale of substantially all of the assets of the Company and the Board of Directors makes such payments under all similar plans or arrangements.

(7)	Mr. Curran’s employment was terminated effective December 31, 2010. The numbers reflected above show what Mr. Curran is entitled to pursuant to his separation agreement.

(8)	This amount represents payment under a life insurance policy.
DIRECTOR COMPENSATION

Fees Earned
	Or Paid in Cash	Option Awards	Total
Name	($) (1)	($) (2)	($)
(a)	(b)	(c)	(d)
Gary Matthews	—	—	—
Eric Fry	—	—	—
Gregory Josefowicz	60,000	15,185	75,185
Eric Kanter	—	—	—
Stacey Rauch	15,000	109,968	124,968

(1)	External Directors receive an annual cash retainer of $60,000.

(2)
The fair value of each option grant is estimated based on the fair market value on the date of grant and using the Black-Scholes option pricing model. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to Note 12 to the consolidated financial statements.

Director Compensation
Compensation for non-employee directors who are not employees of MSPE (“External Directors”) generally consists of an annual cash retainer and an initial equity grant. In Fiscal 2010, Mr. Josefowicz and Ms. Rauch were the only directors who received any compensation for their service on the Board of Directors.
Equity-Based Awards
We made a stock option grant to Ms. Rauch in connection with her appointment to the Board of Directors in Fiscal 2010. We also made a discretionary stock option grant to Mr. Josefowicz in Fiscal 2010 in compensation for his service on the Board of Directors.
Annual Compensation
The only annual compensation paid to External Directors is a cash retainer of $60,000, which is payable in quarterly installments of $15,000.
Compensation Committee Interlocks and Insider Participation
The following individuals served on the Compensation Committee during Fiscal 2010: Messrs. Matthews, Kanter and Josefowicz. Messrs. Matthews and Josefowicz were each appointed to the Compensation Committee in 2007. Mr. Kanter was appointed to the Compensation Committee in 2009. Mr. Fry was appointed to the Compensation Committee in 2011, after the end of Fiscal 2010. None of these individuals has been at any time an officer or employee of our Company. During Fiscal 2010, we had no compensation committee “interlocks”—meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information with respect to the beneficial ownership of outstanding shares of common stock as of March 31, 2011 by (a) any person or group who beneficially owns more than five percent of such stock, (b) each of our directors and executive officers and (c) all directors and executive officers as a group.

	Number of Shares	Percentage of
Name of beneficial owner	Beneficially Owned	Outstanding Shares
Various funds affiliated with Morgan Stanley Private Equity	103,671	71.6%
1585 Broadway, 39th Floor New York, NY 10036
HSBC Equity Partners USA, LP	23,019	15.9%
c/o HSBC Capital (USA) Inc. 452 Fifth Avenue New York, NY 10018
HSBC Private Equity Partners II USA, LP	5,791	4.0%
c/o HSBC Capital (USA) Inc. 452 Fifth Avenue New York, NY 10018
Turbic, Inc.	7,239	5.0%
P.O. Box No. 7776 New Providence, Bahamas
Begain Company Limited	4,477	3.1%
46/F, Sun Hung Kai Centre 30 Harbour Road Wanchai, Hong Kong
Gary Matthews(1)(2)	0	*
Frank Curci(1)	579	*
Kevin Darrington(1)	0	*
William R. Mills(1)	0	*
Lynne Burgess(1)	0	*
John Persons(1)	0	*
Jack Barrett(1)	0	*
Eric Fry (1)(2)	0	*
Eric Kanter(1)(2)	0	*
Gregory Josefowicz(1)	0	*
Stacey Rauch(1)	0	*
All directors and executive officers as a group (10 persons)(1)	579	*

*	Less than 1%

(1)	The address for each of our directors and executive officers is c/o Tops Markets, LLC, 6363 Main Street, Williamsville, New York, 14221.

(2)
Mr. Matthews and Mr. Fry are managing directors and Mr. Kanter is an executive director of MSPE. See table above for information on the beneficial ownership of shares of our common stock by Morgan Stanley Private Equity. Messrs. Matthews, Fry and Kanter expressly disclaim beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Policy with Respect to Approval of Related Party Transactions
Under its charter, our audit committee is responsible for reviewing and approving the terms and conditions of all transactions between us and any employee, officer, director and certain of their family members and other related persons required to be reported under Item 404 of SEC Regulation S-K. In practice, related party transactions are reviewed and approved by directors that do not have a direct or indirect interest in such transaction. We have not adopted written policies and procedures with respect to the approval of related party transactions. Generally, under the agreements governing the senior secured notes and the ABL Facility, we are prohibited from entering into transactions with affiliates except upon terms that, taken as a whole, are materially not less favorable to us than could be obtained, at the time of such transaction, in a comparable arm’s-length transaction with a person that is not such an affiliate.
Transaction and Monitoring Fee Agreement
Effective November 30, 2007, we entered into a Transaction and Monitoring Fee Agreement with MSPE and HSBC. We are required to pay annual monitoring fees of $0.8 million to MSPE and $0.2 million to HSBC, payable on a quarterly basis. If we do not pay the monitoring fees in a given year, such fees accrue interest at a rate of 10%, compounded quarterly until paid in full. In addition, MSPE has the right to defer payment under the agreement and receive interest at a rate of Prime plus 2% until MSPE demands payment. All amounts deferred must be paid within 30 days of MSPE’s demand. MSPE can also elect, upon or in anticipation of an initial public offering or change of control, to receive a lump sum in the amount of the present value of all current and future monitoring fees.
MSPE and HSBC are entitled to reimbursement for all reasonable out-of-pocket costs and expenses associated with the services under the agreement, including fees and disbursements to professionals, costs of outside services or independent contractors, regulatory filing fees and transportation, per diem, word processing and similar expenses associated with ordinary operations.
Shareholders’ Agreement
Tops Holding Corporation is a party to an Amended and Restated Shareholders’ Agreement dated as of January 29, 2010 (the “Shareholders’ Agreement”), among MSPE, HSBC and certain other persons named therein. Pursuant to the Shareholders’ Agreement, MSPE is permitted to designate all of the members of the Board of Directors of Tops Holding Corporation. Certain actions of the Board of Directors, however, require the prior written consent of HSBC. The Shareholders’ Agreement also provides certain tag-along rights, drag-along rights, preemptive rights, a right of first offer and registration rights, each as is customary for agreements of this type.
Transition Services Agreement, Agency Agreement and Interim Operating Agreement with Penn Traffic
On January 29, 2010, in connection with the Acquisition, we entered into a transition services agreement with Penn Traffic, pursuant to which Penn Traffic was required to provide certain transition services to the acquired stores that we retained, such as finance, management information system, human resources, warehousing and distribution services, for up to 90 days following the closing of the Acquisition. On the same date, we also entered an interim operating agreement, with Penn Traffic and its affiliated debtors and debtors in possession (collectively, the “Debtors”), pursuant to which the Debtors were required to operate certain stores designated by us for up to 90 days following the closing of the Acquisition until such time as we notified the Debtors that we intended to operate those stores on our own behalf, sell them or liquidate them. We also entered into an agency agreement with the Debtors, pursuant to which the Debtors were required to operate certain stores designated by us for up to 90 days following the closing of the Acquisition while we or an agent appointed by us conducted going out of business sales to liquidate such stores. We retained all of the proceeds of such going out of business sales, and we were entitled to all revenue generated by the stores operated pursuant to the interim operating agreement, net of expenses incurred by the Debtors in connection with the operation of such stores, with respect to which we were generally obligated. The terms of the transition services agreement, interim operating agreement and agency agreement were extended pursuant to a letter dated April 28, 2010 and terminated on June 16, 2010 with the exception of certain remaining obligations under the agreements primarily with respect to one store, and reconciliation of costs and expenses.

Transition Services Agreement with Ahold Affiliate
In connection with our acquisition led by MSPE in December 2007, we entered into a Transition Services Agreement with an affiliate of Ahold to provide services to us, including services related to accounts receivable and payable, accounting financial reporting, data processing, computer services and telecommunications for our store systems, leveraged lease transactions and corporate functions. Such amounts are included in administrative expenses in our consolidated statements of operations. Payments under the Transition Services Agreement ended in March 2009 when the agreement expired.
Loan to Company Executive
Tops Markets, LLC made a five-year loan to its Senior Vice President, Chief Operating Officer and Chief Financial Officer, Kevin Darrington, for $245,000 in connection with his relocation. During March 2010, the loan balance and related accrued interest was forgiven upon approval by our Board of Directors. Additionally, in July 2010, Tops provided the executive with an additional amount of $186,879 to account for any taxes he may incur as a result of the loan forgiveness.
DIRECTOR INDEPENDENCE
We have no securities listed for trading on a national securities exchange or on an automated inter-dealer quotation system of a national securities association which has requirements that a majority of its Board of Directors be independent. For purposes of complying with the disclosure requirements of this 10-K, we have adopted the definition of independence used by the NASDAQ Stock Market (“NASDAQ”). Though not formally considered by our Board of Directors, we believe that each of our five non-employee directors, Messrs. Matthews, Fry, Kanter, Josefowicz and Ms. Rauch may qualify as an independent director based on the definition of independent director set forth in Rule 5606(a)(2) of the NASDAQ Listing Rules. In this regard, we note that we do not believe that the payments we have made to MSPE in our last three fiscal years have exceeded 5% of MSPE’s consolidated gross revenue in any of those years. Our compensation committee is comprised of Messrs. Matthews, Kanter and Josefowicz, all of whom may qualify as an independent director under the NASDAQ’s definition of an independent director. Note that under Rule 5615(c) of the NASDAQ Listing Rules, we would be considered a “controlled company” because more than 50% of our voting power for the election of directors is held by another entity. Accordingly, even if we were a listed company on NASDAQ, we would not be required to maintain a majority of independent directors on our Board of Directors.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Deloitte & Touche LLP served as the independent registered public accounting firm for Tops Holding Corporation for the Fiscal 2010 and Fiscal 2009.
Fees
The following table sets forth the aggregate fees billed to Tops Holding Corporation by Deloitte & Touche LLP and its affiliate, Deloitte Tax LLP, for services rendered for Fiscal 2010 and Fiscal 2009 (dollars in thousands), all of which were pre-approved by the Audit Committee of the Board of Directors in compliance with its policy.

	Fiscal 2010	Fiscal 2009
	(52 weeks)	(53 weeks)
Audit services	$1,120	$651
Audit-related services	430	351
Tax services	11	21

Total	$1,561	$1,023

The Audit Committee considered whether the provision by Deloitte & Touche LLP and Deloitte Tax LLP of non-audit services for the fees identified above was compatible with maintaining Deloitte & Touche LLP’s independence.
Audit Services. Fees shown for audit services include fees for services performed by Deloitte & Touche LLP to comply with standards of the Public Company Accounting Oversight Board (United States) related to the audit and review of Tops Holding Corporation’s financial statements.
Audit-Related Services. Fees shown for audit-related services include fees for assurance and related services that are traditionally performed by independent auditors. The audit-related fees were incurred in connection with general non-audit accounting consultation concerning financial reporting, disclosure matters and new accounting pronouncements.

Tax Services. Fees shown for tax services include fees for services performed by Deloitte Tax LLP, except those services related to audits, which were performed by Deloitte & Touche LLP. The tax fees were incurred in connection with the preparation of Tops Holding Corporation’s tax returns and corporate tax consultations.
The Audit Committee has adopted a policy regarding the pre-approval of audit and permitted non-audit services to be performed by our independent auditors. The Audit Committee will, on an annual basis, consider and approve the provision of audit and non-audit services by Deloitte & Touche LLP. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee may delegate the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by Deloitte & Touche LLP which are not encompassed by the audit committee’s pre-approval and not prohibited by law. A member with delegated authority must report back to the audit committee at the first audit committee meeting following any such pre-approvals.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report.
(1)	Consolidated Financial Statements: See Item 8 of Part II of this 10-K.

(2)	Financial Statement Schedules.
a.	Schedule I — Condensed Financial Information of Tops Holding Corporation

b.	Schedule II — Valuation and Qualifying Accounts

c.	All other schedules are omitted because they are not required or do not apply, or the required information is included elsewhere in the consolidated financial statements or notes thereto.
(b) Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit No.

2.1	(a)	Asset Purchase Agreement, dated as of January 7, 2010, by and between Tops Markets, LLC (or its assignee(s)) and The Penn Traffic Company and its affiliated entities.

2.2	(a)	Amendment, dated as of January 29, 2010, of Asset Purchase Agreement, dated as of January 7, 2010, by and among Tops Markets, LLC (or its assignee(s)) and The Penn Traffic Company and its affiliated entities.

3.1	(a)	Amended and Restated Certificate of Incorporation of Tops Holding Corporation.

3.2	(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Tops Holding Corporation.

3.3	(a)	By-Laws of Tops Holding Corporation.

3.4	(a)	Articles of Organization of Tops Markets, LLC.

3.5	(a)	Amended and Restated Operating Agreement of Tops Markets, LLC.

3.6	(a)	Articles of Organization of Tops PT, LLC.

3.7	(a)	Operating Agreement of Tops PT, LLC.

3.8	(a)	Articles of Organization of Tops Gift Card Company, LLC.

3.9	(a)	Operating Agreement of Tops Gift Card Company, LLC.

4.1	(a)	Indenture, dated October 9, 2009, between Tops Holding Corporation and Tops Markets, LLC, the guarantors named therein and U.S. Bank National Association, as trustee.

Exhibit No.

4.2	(a)	First Supplemental Indenture, dated January 29, 2010, among Tops Holding Corporation and Tops Markets, LLC, the guarantors named therein, and U.S. Bank National Association, as trustee.

4.3	(a)	Second Supplemental Indenture, dated February 12, 2010, among Tops Holding Corporation and Tops Markets, LLC, the guarantors named therein, and U.S. Bank National Association, as trustee.

4.4	(a)	Registration Rights Agreement, dated October 9, 2009 between Tops Holding Corporation, Tops Markets, LLC, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and HSBC Securities (USA) Inc.

4.5	(a)	Registration Rights Agreement, dated February 12, 2010 between Tops Holding Corporation, Tops Markets, LLC, Morgan Stanley & Co. Incorporated and Banc of America Securities LLC.

4.6	(a)	Intercreditor Agreement, dated as of October 9, 2009, by and among Bank of America, N.A., as Initial ABL Agent, and U.S. Bank National Association, as Collateral Agent, and acknowledged by Tops Holding Corporation, Tops Markets, LLC, and the other persons signatory thereto.

4.7	(a)	Supplement to the Intercreditor Agreement, dated as of January 29, 2010, by and among Bank of America, N.A., as Initial ABL Agent, and U.S. Bank National Association, as Collateral Agent, and acknowledged by Tops Holding Corporation, Tops Markets, LLC, and the other persons signatory thereto.

4.8	(a)	The Security Agreement, dated as of October 9, 2009 among the Issuers, the Guarantors and U.S. Bank National Association, as collateral agent.

4.9	(a)	Supplement No. 1 to the Security Agreement, dated as of January 29, 2010 among the Issuers, the Guarantors and U.S. Bank National Association, as collateral agent.

4.10	(a)	Trademark Security Agreement, dated as of October 9, 2009, among Tops Markets, LLC, as grantor, and U.S. Bank National Association, as collateral agent.

4.11	(a)	Trademark Security Agreement, dated as of January 29, 2010, among Tops PT, LLC, as grantor, and U.S. Bank National Association, as collateral agent.

4.12	(a)	Amended and Restated Shareholders’ Agreement, dated as of January 29, 2010, among Tops Holding Corporation and the shareholders identified therein.

10.1	(a)	Credit Agreement, dated as of October 9, 2009, among Tops Markets, LLC, as borrower, the guarantors party thereto, the various lenders and agents party thereto and Bank of America N.A., as administrative agent.

10.2	(a)	Amendment to the Credit Agreement, dated as of January 29, 2010, among Tops Markets, LLC, as borrower, the guarantors party thereto, the various lenders and agents party thereto and Bank of America N.A., as administrative agent.

10.3	(a)	Joinder Agreement to the Credit Agreement, dated as of January 29, 2010, between Tops PT, LLC and Bank of America N.A., as administrative agent and collateral agent, swing line lender and L/C issuer under the Credit Agreement.

Exhibit No.

10.4	†(c)	The Supply Agreement, dated as of November 12, 2009 between Tops Markets, LLC and C&S Wholesale Grocers and the other parties thereto.

10.5	(a)	Tops Holding Corporation 2007 Stock Incentive Plan, dated as of January 24, 2008.

10.6	(a)	Amendment No. 1, dated as of October 27, 2009, of Tops Holding Corporation 2007 Stock Incentive Plan, dated as of January 24, 2008.

10.7	(a)	Form of Stock Option Agreement of Tops Holding Corporation.

10.8	(a)	Form of Bonus Award Agreement of Tops Holding Corporation.

10.9	(a)	Independent Director Compensation Policy of Tops Holding Corporation.

10.10	(a)	Executive Employment Agreement, dated as of November 12, 2007, between Tops Holding Corporation and Frank Curci.

10.11	(a)	Executive Employment Agreement, dated as of January 24, 2008, between Tops Markets, LLC and Kevin Darrington.

10.12	(a)	Executive Employment Agreement, dated as of March 25, 2008, between Tops Markets, LLC and Patrick J. Curran.

10.13	(b)	Executive Employment Agreement, dated as of May 1, 2010, between Tops Markets, LLC and John Persons.

10.14	(b)	Executive Employment Agreement, dated as of May 1, 2010, between Tops Markets, LLC and Jack Barrett.

10.15	(b)	Executive Employment Agreement, dated as of August 25, 2010, between Tops Markets, LLC and Lynne Burgess.

10.16	(d)	Amendment No. 2, dated as of October 5, 2010, of Tops Holding Corporation 2007 Stock Incentive Plan, dated as of January 24, 2008.

10.17	(e)	Executive Employment Agreement, dated as of October 7, 2010, between Tops Markets, LLC and William R. Mills.

10.18	(f)	Separation Agreement, Waiver and General Release, dated as of October 21, 2010, by and among Tops Holding Corporation, Tops Markets, LLC and Patrick Curran.

12.1		Computation of Ratio of Earnings to Fixed Charges.

14.1		Code of Ethics.

21.1	(a)	List of Subsidiaries (as of July 9, 2010).

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Act of 1933, as amended.

(a)	Incorporated herein by reference to the Company’s Registration Statement on Form S-4 filed on July 12, 2010.

(b)	Incorporated herein by reference to the Company’s Registration Statement on Form S-4/A filed on September 3, 2010.

(c)	Incorporated herein by reference to the Company’s Registration Statement on Form S-4/A filed on September 30, 2010.

(d)	Incorporated herein by reference to the Company’s Form 8-K filed on October 12, 2010.

(e)	Incorporated herein by reference to the Company’s Form 8-K filed on October 14, 2010.

(f)	Incorporated herein by reference to the Company’s Form 8-K filed on October 27, 2010.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOPS HOLDING CORPORATION

By:	/s/ William R. Mills William R. Mills
Senior Vice President, Chief Financial Officer
March 31, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 31, 2011.

Signature	Title

/s/ Frank Curci Frank Curci	President, Chief Executive Officer and Director

/s/ William R. Mills William R. Mills	Senior Vice President, Chief Financial Officer

/s/ David Langless David Langless	Vice President, Chief Accounting Officer

/s/ Gary Matthews Gary Matthews	Chairman

/s/ Eric Fry Eric Fry	Director

/s/ Gregory Josefowicz Gregory Josefowicz	Director

/s/ Eric Kanter Eric Kanter	Director

/s/ Stacey Rauch Stacey Rauch	Director

Schedule I
TOPS HOLDING COPRORATION
CONDENSED FINACIAL INFORMATION OF TOPS HOLDING CORPORATION
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(Dollars in thousands)

	January 1, 2011	January 2, 2010
Assets
Current assets:
Current deferred tax assets	$—	$751

Total current assets	—	751
Investment in subsidiary	(75,094)	(37,652)

Total assets	$(75,094)	$(36,901)

Liabilities and Shareholders’ Deficit
Current liabilities:
Intercompany payable	$2,850	$1,900

Total current liabilities	3,394	1,900

Total liabilities	3,394	1,900

Total shareholders’ deficit	(78,448)	(38,801)

Total liabilities and shareholders’ deficit	$(75,094)	$(36,901)

Schedule I
TOPS HOLDING COPRORATION
CONDENSED FINACIAL INFORMATION OF TOPS HOLDING CORPORATION
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(52 weeks)	(53 weeks)	(52 weeks)
Equity loss from subsidiary	$(36,970)	$(24,033)	$(9,738)

Operating expenses:
Administrative expenses	(2,208)	(2,036)	(1,482)

Total operating expenses	(2,208)	(2,036)	(1,482)

Loss before income taxes	(39,178)	(26,069)	(11,220)

Income tax (expense) benefit.	(751)	376	376

Net loss	$(39,929)	$(25,693)	$(10,844)

Schedule I
TOPS HOLDING COPRORATION
CONDENSED FINANCIAL INFORMATION OF TOPS HOLDING CORPORATION
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(52 weeks)	(53 weeks)	(52 weeks)
Net cash used in operating activities	$(950)	$(950)	$(950)

Cash flows provided by investing activities:
Dividend	—	105,000	—
Investment in subsidiary	—	—	—

Net cash provided by investing activities	—	105,000	—

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	30,000	—	—
Dividend	(30,000)	(105,000)	—
Change in intercompany payable position	950	950	950

Net cash provided by (used in) financing activities	950	(104,050)	950

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents-beginning of period	—	—	—

Cash and cash equivalents-end of period	$—	$—	$—

Schedule II
TOPS HOLDING COPRORATION
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at	Additions		Balance at
	Beginning	Charged to Costs		End of
	of Period	and Expenses	Deductions	Period
Fiscal 2008
Self-insurance reserves	$538	$5,911	$(550)	$5,899
LIFO inventory valuation reserve	128	6,938	—	7,066

Fiscal 2009
Self-insurance reserves	5,899	4,712	(2,308)	8,303
LIFO inventory valuation reserve	7,066	249	—	7,315
Valuation allowance for deferred income tax assets	—	13,896	—	13,896

Fiscal 2010
Self-insurance reserves	8,303	6,028	(2,598)	11,733
LIFO inventory valuation reserve	7,315	2,055	—	9,370
Valuation allowance for deferred income tax assets	13,896	11,901	—	25,797