Form 10-Q
period 2011-04-23
Tops Holding Corp
filed 2011-06-06
CIK 1483173

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 23, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 333-168065

TOPS HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	26-1252536
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6363 Main Street,	(716) 635-5000
Williamsville, New York 14221 (Address of principal executive office, including zip code)	(Telephone Number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 6, 2011, 144,776 shares of common stock of the registrant were outstanding.

TOPS HOLDING CORPORATION

i

PART I — FINANCIAL INFORMATION (Unaudited)

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	April 23, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$24,712	$17,419
Accounts receivable, net	56,880	57,044
Inventory, net	118,703	117,328
Prepaid expenses and other current assets	15,229	14,093
Assets held for sale	—	650
Income taxes refundable	186	200
Current deferred tax assets	2,265	2,265

Total current assets	217,975	208,999

Property and equipment, net	376,005	378,575
Intangible assets, net (Note 3)	76,343	79,072
Other assets	12,959	13,705

Total assets	$683,282	$680,351

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$113,065	$93,311
Accrued expenses and other current liabilities (Note 4)	61,324	79,123
Current portion of capital lease obligations	11,649	11,095
Current portion of long-term debt (Note 5)	407	402

Total current liabilities	186,445	183,931

Capital lease obligations	168,488	172,216
Long-term debt (Note 5)	370,250	365,262
Other long-term liabilities	21,649	21,099
Non-current deferred tax liabilities	3,701	3,354

Total liabilities	750,533	745,862

Shareholders’ deficit:
Common shares ($0.001 par value; 300,000 authorized shares, 144,776 shares issued & outstanding)	—	—
Paid-in capital	(2,320)	(2,668)
Accumulated deficit	(64,595)	(62,507)
Accumulated other comprehensive loss, net of tax	(336)	(336)

Total shareholders’ deficit	(67,251)	(65,511)

Total liabilities and shareholders’ deficit	$683,282	$680,351

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	16-week periods ended
	April 23, 2011	April 24, 2010
Net sales	$717,259	$665,015
Cost of goods sold	(500,744)	(458,168)
Distribution costs	(14,163)	(13,088)

Gross profit	202,352	193,759

Operating expenses:
Wages, salaries and benefits	(98,982)	(94,279)
Selling and general expenses	(33,383)	(31,763)
Administrative expenses (inclusive of stock-based compensation expense of $348 and $244)	(25,483)	(39,979)
Rent expense, net	(5,903)	(5,837)
Depreciation and amortization	(15,041)	(18,730)
Advertising	(5,990)	(6,053)

Total operating expenses	(184,782)	(196,641)

Operating income (loss)	17,570	(2,882)

Bargain purchase	—	15,681
Loss on debt extinguishment	—	(1,008)
Interest expense, net	(19,291)	(18,410)

Loss before income taxes	(1,721)	(6,619)

Income tax (expense) benefit	(367)	9,913

Net (loss) income	$(2,088)	$3,294

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	16-week periods ended
	April 23, 2011	April 24, 2010
Cash flows provided by (used in) operating activities:
Net (loss) income	$(2,088)	$3,294
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,318	22,567
Amortization of deferred financing costs	803	679
LIFO inventory valuation adjustments	(663)	(1,106)
Stock-based compensation expense	348	244
Deferred income taxes	347	(10,288)
Bargain purchase	—	(15,681)
Loss on debt extinguishment	—	1,008
Other	115	314
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	164	(1,364)
Increase in inventory, net	(712)	(1,028)
Increase in prepaid expenses and other current assets	(1,136)	(601)
Decrease in income taxes refundable	14	—
Increase in accounts payable	20,044	1,428
Decrease in accrued expenses and other current liabilities	(15,776)	(3,463)
Increase in other long-term liabilities	525	411

Net cash provided by (used in) operating activities	22,303	(3,586)

Cash flows used in investing activities:
Cash paid for property and equipment	(16,954)	(8,779)
Proceeds from sale of assets	650	14,919
Acquisition of Penn Traffic assets	—	(85,023)

Net cash used in investing activities	(16,304)	(78,883)

Cash flows provided by financing activities:
Borrowings on ABL Facility	220,800	58,100
Repayments on ABL Facility	(215,800)	(72,100)
Principal payments on capital leases	(3,233)	(2,670)
Proceeds from long-term debt borrowings	—	112,125
Repayments of long-term debt borrowings	(126)	(36,113)
Change in bank overdraft position	(290)	323
Deferred financing costs incurred	(57)	(4,782)
Proceeds from issuance of common stock	—	30,000

Net cash provided by financing activities	1,294	84,883

Net increase in cash and cash equivalents	7,293	2,414
Cash and cash equivalents—beginning of period	17,419	19,722

Cash and cash equivalents—end of period	$24,712	$22,136

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION
The Company
Tops Holding Corporation (“Holding” or “Company”) is the parent of Tops Markets, LLC (“Tops” or “Tops Markets”). Holding was incorporated on October 5, 2007 and commenced operations on December 1, 2007. Holding is owned by various funds affiliated with Morgan Stanley Private Equity, an affiliate of Morgan Stanley (“Morgan Stanley”), HSBC Private Equity Partners (“HSBC”), two minority investors and a company employee. Holding has no other business operations as its sole purpose is the ownership of Tops Markets. Tops operates as a food retailer in Upstate New York and Northern Pennsylvania under the banner Tops.
On January 29, 2010, the Company completed the acquisition (the “Acquisition”) of substantially all assets and certain liabilities of The Penn Traffic Company (“Penn Traffic”) and its subsidiaries, including Penn Traffic’s 79 retail supermarkets, in exchange for cash consideration of $85.0 million. The Company has retained 55 of the acquired supermarkets, which currently operate under the banners of Tops, P&C and Quality Markets in Upstate New York and Northern Pennsylvania. In August 2010, the Federal Trade Commission (“FTC”) issued a Proposed Order that would require Tops to sell seven of these retained supermarkets. In May 2011, Tops petitioned the FTC to approve an agreement to sell three of these supermarkets, which is subject to a 30-day comment period ending June 6, 2011. The Company is currently unable to determine the likelihood that the FTC will approve this agreement. As part of a Final Order from the FTC, the Company will be required to retain a divestiture trustee to market the supermarkets subject to the Proposed Order that have not otherwise been sold. Net sales and operating loss for these seven supermarkets were $17.2 million and $0.1 million, respectively, for the 16-week period ended April 23, 2011. The remaining 24 acquired supermarkets have been closed or sold. As of April 23, 2011, the Company operated 128 corporate retail supermarkets with an additional 5 franchise supermarkets.
Accounting Policies
The summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements of Tops Holding Corporation for the fiscal year ended January 1, 2011.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions have been eliminated.
The Company’s condensed consolidated financial statements for the 16-week periods ended April 23, 2011 and April 24, 2010 are unaudited, and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.
The allocation of the purchase price to the assets acquired and liabilities assumed from the Acquisition previously presented for the 16-week period ended April 24, 2010 has been retrospectively adjusted to reflect final acquisition accounting adjustments made during Fiscal 2010. See Note 2 to the audited consolidated financial statements of Tops Holding Corporation for the fiscal year ended January 1, 2011 for a summary of the final purchase price allocation.
Segments
The Company operates 128 corporate retail supermarkets with an additional 5 franchise supermarkets, which offer grocery, produce, frozen, dairy, meat, floral, seafood, health and beauty care, general merchandise, deli and bakery goods. Across all 128 retail supermarkets, the Company operates one format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers. The Company has concluded that each individual supermarket is an operating segment. As of April 23, 2011, 79 of the supermarkets offer pharmacy services and 38 fuel centers were in operation, including the franchise locations. The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, earnings and total assets, are its only reportable segment.
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

The following table presents sales revenue by type of similar product (dollars in thousands):

	16-week period ended April 23, 2011		16-week period ended April 24, 2010
	Amount	% of Total	Amount	% of Total
Non-perishables(1)	$410,210	57.2%	$387,614	58.3%
Perishables(2)	188,658	26.3%	175,911	26.5%
Fuel	58,366	8.1%	41,048	6.2%
Pharmacy	55,094	7.7%	56,015	8.4%
Other(3)	4,931	0.7%	4,427	0.6%

	$717,259	100.0%	$665,015	100.0%

(1)	Non-perishables consist of grocery, dairy, frozen, general merchandise, health and beauty care and other non-perishable related products.

(2)	Perishables consist of produce, meat, seafood, bakery, deli, floral, prepared foods and other perishable related products.

(3)	Other primarily consists of franchise income and service commission income, including lottery, money orders and money transfers.
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

The carrying amount of the Company’s cash and cash equivalents at April 23, 2011 represents fair value as it includes cash on deposit with commercial banks.
The fair value of the Company’s senior secured notes is based on quoted market prices. At April 23, 2011, the fair value of total debt excluding capital leases was $417.2 million, compared to a carrying value of $370.7 million. At January 1, 2011, the fair value of total debt excluding capital leases was $408.4 million, compared to a carrying value of $365.7 million.
2. RECENT ACCOUNTING PRONOUNCEMENTS
There are currently no recent accounting pronouncements which had or are expected to have a material impact on the Company’s consolidated financial statements as of the date of this Quarterly Report on Form 10-Q (“10-Q”).

3. INTANGIBLE ASSETS, NET
Intangible assets, net of accumulated amortization, consist of the following (dollars in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
April 23, 2011	Amount	Amortization	Amount	Period
Acquired Penn Traffic intangible assets:
Favorable/unfavorable lease rights	$7,023	$(1,222)	$5,801	7.9
Tradenames	4,200	(944)	3,256	8.5
Customer relationships	1,700	(389)	1,311	11.0

Other intangible assets:
Tradename	41,011	—	41,011	Indefinite life
Customer relationships	26,051	(16,196)	9,855	8.0
Favorable/unfavorable lease rights	14,369	(7,468)	6,901	9.3
Franchise agreements	11,538	(3,565)	7,973	11.0
Other	403	(168)	235	4.0

	$106,295	$(29,952)	$76,343	9.0

	Gross		Net
	Carrying	Accumulated	Carrying
January 1, 2011	Amount	Amortization	Amount
Acquired Penn Traffic intangible assets:
Favorable/unfavorable lease rights	$7,023	$(899)	$6,124
Tradenames	4,200	(700)	3,500
Customer relationships	1,700	(300)	1,400

Other intangible assets:
Tradename	41,011	—	41,011
Customer relationships	26,051	(14,931)	11,120
Favorable/unfavorable lease rights	14,369	(7,003)	7,366
Franchise agreements	11,538	(3,242)	8,296
Other	497	(242)	255

	$106,389	$(27,317)	$79,072

The Tops tradename is reviewed for impairment annually or more frequently if impairment indicators arise. Based on the Company’s assessment, no impairment was recorded during the 16-week periods ended April 23, 2011 and April 24, 2010.
During the 16-week periods ended April 23, 2011 and April 24, 2010, amortization expense was $2.7 million and $3.0 million, respectively, and is included in administrative expenses in the consolidated statements of operations.
As of April 23, 2011, expected future amortization of intangible assets is as follows (dollars in thousands):

2011 (remaining period)	$5,847
2012	6,863
2013	6,018
2014	5,218
2015	3,983
Thereafter	7,403

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (dollars in thousands):

	April 23, 2011	January 1, 2011
Wages, taxes and benefits	$14,187	$18,918
Lottery	10,436	10,083
Property and equipment expenditures	4,083	6,107
Sales and use tax	3,750	2,101
Union medical, pension and 401(k)	3,508	4,598
Gift cards	2,788	4,271
Utilities	2,787	2,980
Money orders	2,762	3,651
Vacation	2,283	1,110
Repairs and maintenance	2,024	2,054
Professional and legal fees	1,549	3,640
Self-insurance reserves	1,406	1,406
Advertising	1,262	1,920
Interest payable	1,030	8,318
Other	7,469	7,966

	$61,324	$79,123

5. DEBT
Long-term debt is comprised of the following (dollars in thousands):

	April 23, 2011	January 1, 2011
Senior Notes	$350,000	$350,000
Discount on Senior Notes, net	(2,795)	(2,914)
ABL Facility	20,000	15,000
Other loans	2,344	2,400
Mortgage note payable	1,108	1,178

Total debt	370,657	365,664
Current portion	(407)	(402)

Total long-term debt	$370,250	$365,262

On October 9, 2009, the Company issued $275.0 million of Senior Notes, bearing interest of 10.125%. The Company received proceeds from the Senior Notes issuance, net of a $4.5 million original issue discount, of $270.5 million. The Senior Notes mature October 15, 2015 and require semi-annual interest payments on April 15 and October 15. The Senior Notes are collateralized by (i) first-priority interests, subject to certain exceptions, in the Company’s warehouse distribution facility in Lancaster, New York, certain owned real property acquired by the Company, Tops Markets and the guarantors, Tops PT, LLC and Tops Gift Card Company, LLC, following the issue date of the Senior Notes, intellectual property, equipment, stock of subsidiaries and substantially all other assets of the Company, Tops Markets and the guarantors (other than leasehold interests in real property), other than assets securing the ABL Facility on a first priority basis (collectively, the “Notes Priority Collateral”), and (ii) second-priority interests, subject to certain exceptions and permitted liens, in the assets of the Company, Tops Markets and the guarantors that secure the ABL Facility on a first-priority basis, including present and future receivables, inventory, prescription lists, deposit accounts and certain related rights and proceeds relating thereto (collectively, the “ABL Priority Collateral”).
Also effective October 9, 2009, the Company entered into a revolving ABL Facility that expires on October 9, 2013. The ABL Facility allowed a maximum borrowing capacity of $70.0 million, including a sub-limit for the issuance of letters of credit, subject to a borrowing base calculation. The Company’s ABL Facility was amended on January 29, 2010 to increase its borrowing capacity by up to $41.0 million, consisting of an increase in the amount available under the revolving credit facility of $30.0 million and a Term Loan of $11.0 million, in each case subject to a borrowing base calculation. The Term Loan was repaid in full with the proceeds from the $75.0 million of Senior Notes issued on February 12, 2010, as further described below. Based upon the borrowing base calculation as of April 23, 2011, the unused commitment under the ABL Facility was $54.3 million, after giving effect to $14.2 million of letters of credit outstanding thereunder. Revolving loans under the ABL Facility will, at the Company’s option, bear interest at either i) LIBOR plus a margin of 350 to 400 basis points, determined based on levels of borrowing availability, or ii) the prime rate plus a margin of 250 to 300 basis points, determined based on levels of borrowing availability. The ABL Facility is collateralized primarily by (i) first-priority interests, subject to certain exceptions, in the ABL Priority Collateral and (ii) second-priority interests, subject to certain exceptions, in the Notes Priority Collateral.

The proceeds from the Senior Notes and ABL Facility were utilized to repay the outstanding debt related to the Company’s previous senior secured credit facility and warehouse mortgage, pay a $105.0 million dividend to the Company’s owners, settle the Company’s outstanding interest rate swap arrangement, and pay fees and expenses related to the financing transactions.
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
The Senior Notes and ABL Facility contain customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sale or transfer of assets, payment of dividends, transactions involving affiliates, change in control and other matters customarily restricted in such agreements. Failure to meet any of these covenants would be an event of default. As of April 23, 2011, the Company was in compliance with all such covenants.
6. INCOME TAXES
Income tax (expense) benefit was as follows (dollars in thousands):

	16-week periods ended
	April 23, 2011	April 24, 2010
Current	$(20)	$(375)
Deferred	(347)	10,288

	$(367)	$9,913

The income tax expense for the 16-week period ended April 23, 2011 reflects the establishment of additional valuation allowance against net deferred tax assets resulting from the pre-tax loss during the period. The overall effective tax rate was (21.3)%. The effective tax rate would have been 34.5% without the impact of the additional valuation allowance and discrete charges.
The income tax benefit for the 16-week period ended April 24, 2010 was primarily attributable to the reversal of $10.3 million of the valuation allowance established in Fiscal 2009. The reversal of the valuation allowance was the result of recording a deferred tax liability that resulted from the bargain purchase associated with the Penn Traffic Acquisition. The timing of taxable income resulting from the amortization of the gain for tax purposes provides sufficient future taxable income to support the future deductibility of the Company’s deferred tax assets. The overall effective rate for the 16-week period ended April 24, 2010 was 149.8%. The effective tax rate would have been 27.2% without the impact of adjustments to the valuation allowance, the bargain purchase, and discrete charges.
7. RELATED PARTY TRANSACTIONS
Tops Markets made a five-year loan to an executive for $0.2 million in connection with the executive’s relocation. During March 2010, the loan balance and related accrued interest was forgiven upon approval by the Company’s Board of Directors. This loan forgiveness is included in administrative expenses in the condensed consolidated statement of operations for the 16-week period ended April 24, 2010.
On January 29, 2010, the Company entered into a $25.0 million Bridge Loan with Morgan Stanley Senior Funding, Inc. (an affiliate of MSPE) and Banc of America Bridge LLC, as discussed in Note 5. Also on January 29, 2010, the Company received $30.0 million from the issuance of common stock to related parties.

Effective November 30, 2007, Holding entered into a Transaction and Monitoring Fee Agreement with MSPE and HSBC. In consideration of certain services provided to Holding, the Company pays an annual monitoring fee of $0.8 million to MSPE and $0.2 million to HSBC, payable on a quarterly basis. During each of the 16-week periods ended April 23, 2011 and April 24, 2010, the Company paid $0.2 million related to this agreement. These fees are included in administrative expenses in the condensed consolidated statements of operations.

8. GUARANTOR FINANCIAL STATEMENTS
The obligations of Holding and Tops Markets under the Senior Notes (the “Guaranteed Notes”) are jointly and severally, fully and unconditionally guaranteed by Tops Gift Card Company, LLC and Tops PT, LLC (the “Guarantor Subsidiaries”), both of which are wholly-owned subsidiaries of Tops Markets. Tops Gift Card Company, LLC was established in October 2008, while Tops PT, LLC was established in January 2010. Tops Markets is a joint issuer of the notes and is 100% owned by Holding. Separate financial statements of Holding, Tops Markets and of the Guarantor Subsidiaries are not presented as the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable.
The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets as of April 23, 2011 and January 1, 2011 for Holding and Tops Markets, the Guarantor Subsidiaries, and for the Company, and the related statements of operations and statements of cash flows for the 16-week periods ended April 23, 2011 and April 24, 2010.
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

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
APRIL 23, 2011
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$23,976	$736	$—	$24,712
Accounts receivable, net	—	45,484	11,396	—	56,880
Intercompany receivables	—	3,088	13,541	(16,629)	—
Inventory, net	—	80,766	37,937	—	118,703
Prepaid expenses and other current assets	—	12,506	2,723	—	15,229
Income taxes refundable	—	186	—	—	186
Current deferred tax assets	—	1,657	—	608	2,265

Total current assets	—	167,663	66,333	(16,021)	217,975

Property and equipment, net	—	300,593	75,412	—	376,005
Intangible assets, net	—	65,894	10,449	—	76,343
Other assets	—	12,959	3,041	(3,041)	12,959
Investment in subsidiaries	(77,177)	105,981	—	(28,804)	—

Total assets	$(77,177)	$653,090	$155,235	$(47,866)	$683,282

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$84,910	$28,155	$—	$113,065
Intercompany payables	3,088	13,541	—	(16,629)	—
Accrued expenses and other current liabilities	737	46,743	14,588	(744)	61,324
Current portion of capital lease obligations	—	11,372	277	—	11,649
Current portion of long-term debt	—	407	—	—	407
Current deferred tax liabilities	—	—	11	(11)	—

Total current liabilities	3,825	156,973	43,031	(17,384)	186,445

Capital lease obligations	—	164,546	3,942	—	168,488
Long-term debt	—	373,291	—	(3,041)	370,250
Other long-term liabilities	—	18,225	3,424	—	21,649
Non-current deferred tax liabilities	—	16,425	(1,143)	(11,581)	3,701

Total liabilities	3,825	729,460	49,254	(32,006)	750,533

Total shareholders’ (deficit) equity	(81,002)	(76,370)	105,981	(15,860)	(67,251)

Total liabilities and shareholders’ (deficit) equity	$(77,177)	$653,090	$155,235	$(47,866)	$683,282

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
JANUARY 1, 2011
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$16,689	$730	$—	$17,419
Accounts receivable, net	—	43,696	13,348	—	57,044
Intercompany receivables	—	2,850	13,091	(15,941)	—
Inventory, net	—	80,060	37,268	—	117,328
Prepaid expenses and other current assets	—	11,445	2,648	—	14,093
Assets held for sale	—	—	650	—	650
Income taxes refundable	—	200	—	—	200
Current deferred tax assets	—	1,657	—	608	2,265

Total current assets	—	156,597	67,735	(15,333)	208,999

Property and equipment, net	—	309,856	68,719	—	378,575
Intangible assets, net	—	68,048	11,054	—	79,072
Other assets	—	13,705	3,041	(3,041)	13,705
Investment in subsidiaries	(75,094)	104,799	—	(29,705)	—

Total assets	$(75,094)	$653,005	$150,519	$(48,079)	$680,351

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$69,881	$23,430	$—	$93,311
Intercompany payables	2,850	13,091	—	(15,941)	—
Accrued expenses and other current liabilities	544	62,099	17,224	(744)	79,123
Current portion of capital lease obligations	—	10,754	341	—	11,095
Current portion of long-term debt	—	402	—	—	402
Current deferred tax liabilities	—	—	11	(11)	—

Total current liabilities	3,394	156,227	41,006	(16,696)	183,931

Capital lease obligations	—	168,743	3,473	—	172,216
Long-term debt	—	368,303	—	(3,041)	365,262
Other long-term liabilities	—	17,941	3,158	—	21,099
Non-current deferred tax liabilities	—	16,078	(1,917)	(10,807)	3,354

Total liabilities	3,394	727,292	45,720	(30,544)	745,862

Total shareholders’ (deficit) equity	(78,488)	(74,287)	104,799	(17,535)	(65,511)

Total liabilities and shareholders’ (deficit) equity	$(75,094)	$653,005	$150,519	$(48,079)	$680,351

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE 16-WEEK PERIOD ENDED APRIL 23, 2011
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$540,933	$176,690	$(364)	$717,259
Cost of goods sold	—	(382,718)	(118,026)	—	(500,744)
Distribution costs	—	(10,181)	(3,982)	—	(14,163)

Gross profit	—	148,034	54,682	(364)	202,352

Operating expenses:
Wages, salaries and benefits	—	(71,285)	(27,697)	—	(98,982)
Selling and general expenses	—	(23,324)	(10,423)	364	(33,383)
Administrative expenses	(780)	(18,395)	(6,308)	—	(25,483)
Rent expense, net	—	(3,146)	(2,757)	—	(5,903)
Depreciation and amortization	—	(11,428)	(3,613)	—	(15,041)
Advertising	—	(4,154)	(1,836)	—	(5,990)

Total operating expenses	(780)	(131,732)	(52,634)	364	(184,782)

Operating (loss) income	(780)	16,302	2,048	—	17,570

Interest expense, net	—	(19,200)	(91)	—	(19,291)
Equity (loss) income from subsidiaries	(2,083)	1,182	—	901	—

(Loss) income before income taxes	(2,863)	(1,716)	1,957	901	(1,721)

Income tax expense	—	(367)	(775)	775	(367)

Net (loss) income	$(2,863)	$(2,083)	$1,182	$1,676	$(2,088)

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE 16-WEEK PERIOD ENDED APRIL 24, 2010
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiary	Eliminations	Consolidated
Net sales	$—	$515,443	$149,881	$(309)	$665,015
Cost of goods sold	—	(360,560)	(97,608)	—	(458,168)
Distribution costs	—	(9,590)	(3,498)	—	(13,088)

Gross profit		145,293	48,775	(309)	193,759

Operating expenses:
Wages, salaries and benefits	—	(68,861)	(25,418)	—	(94,279)
Selling and general expenses	—	(22,538)	(9,534)	309	(31,763)
Administrative expenses	(482)	(34,429)	(5,068)	—	(39,979)
Rent expense, net	—	(3,427)	(2,410)	—	(5,837)
Depreciation and amortization	—	(16,729)	(2,001)	—	(18,730)
Advertising	—	(4,873)	(1,180)	—	(6,053)

Total operating expenses	(482)	(150,857)	(45,611)	309	(196,641)

Operating (loss) income	(482)	(5,564)	3,164	—	(2,882)

Bargain purchase	—	—	15,681	—	15,681
Loss on debt extinguishment	—	(1,008)	—	—	(1,008)
Interest expense, net	—	(18,305)	(105)	—	(18,410)
Equity (loss) income from subsidiaries	(7,723)	17,529	—	(9,806)	—

(Loss) income before income taxes	(8,205)	(7,348)	18,740	(9,806)	(6,619)

Income tax expense	—	(375)	(1,211)	11,499	9,913

Net (loss) income	$(8,205)	$(7,723)	$17,529	$1,693	$3,294

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE 16-WEEK PERIOD ENDED APRIL 23, 2011
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(238)	$12,919	$9,622	$—	$22,303

Cash flows used in investing activities:
Cash paid for property and equipment	—	(7,263)	(9,691)	—	(16,954)
Proceeds from sale of assets	—	—	650	—	650
Change in intercompany receivables position	—	(238)	(449)	687	—

Net cash used in investing activities	—	(7,501)	(9,490)	687	(16,304)

Cash flows provided by (used in) financing activities:
Borrowings on ABL Facility	—	220,800	—	—	220,800
Repayments on ABL Facility	—	(215,800)	—	—	(215,800)
Principal payments on capital leases	—	(3,107)	(126)	—	(3,233)
Repayments of long-term debt borrowings	—	(126)	—	—	(126)
Change in bank overdraft position	—	(290)	—	—	(290)
Deferred financing costs incurred	—	(57)	—	—	(57)
Change in intercompany payables position	238	449	—	(687)	—

Net cash provided by (used in) financing activities	238	1,869	(126)	(687)	1,294

Net increase in cash and cash equivalents	—	7,287	6	—	7,293
Cash and cash equivalents—beginning of period	—	16,689	730	—	17,419

Cash and cash equivalents—end of period	$—	$23,976	$736	$—	$24,712

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE 16-WEEK PERIOD ENDED APRIL 24, 2010
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiary	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(238)	$(16,124)	$12,776	$—	$(3,586)

Cash flows used in investing activities:
Acquisition of Penn Traffic assets	—	—	(85,023)	—	(85,023)
Proceeds from sale of assets	—	—	14,919	—	14,419
Cash paid for property and equipment	—	(7,987)	(792)	—	(8,779)
Investment in subsidiaries	—	(85,023)	—	85,023	—
Change in intercompany receivables position	—	(238)	(26,148)	26,386	—

Net cash used in investing activities	—	(93,248)	(97,044)	111,409	(78,883)

Cash flows provided by financing activities:
Proceeds from long-term debt borrowings	—	112,125	—	—	112,125
Repayments of long-term debt borrowings	—	(36,113)	—	—	(36,113)
Borrowings on ABL Facility	—	58,100	—	—	58,100
Repayments on ABL Facility	—	(72,100)	—	—	(72,100)
Proceeds from issuance of common stock	30,000	30,000	—	(30,000)	30,000
Deferred financing costs incurred	—	(4,782)	—	—	(4,782)
Principal payments on capital leases	—	(2,568)	(102)	—	(2,670)
Capital contribution	—	—	85,023	(85,023)	—
Change in bank overdraft position	—	323	—	—	323
Change in intercompany payables position	238	26,148	—	(26,386)	—

Net cash provided by financing activities	30,238	111,133	84,921	(141,409)	84,883

Net increase in cash and cash equivalents	—	1,761	653	—	2,414
Cash and cash equivalents—beginning of period	—	19,712	10	—	19,722

Cash and cash equivalents—end of period	$—	$21,473	$663	$—	$22,136

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this 10-Q. This 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” below and “Risk Factors” under Item 1A in Part II of this 10-Q.
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
On January 29, 2010, we completed the Acquisition of substantially all assets and certain specified liabilities of Penn Traffic and its subsidiaries, including its 79 retail supermarkets. We have retained 55 of the acquired supermarkets from the Acquisition, which currently operate under the banners of Tops, P&C and Quality Markets in Upstate New York and Northern Pennsylvania. In August 2010, the FTC issued a Proposed Order that would require us to sell seven of these retained supermarkets. In May 2011, we petitioned the FTC to approve an agreement to sell three of these supermarkets, which is subject to a 30-day comment period ending June 6, 2011. We are currently unable to determine the likelihood that the FTC will approve this agreement. As part of a Final Order from the FTC, we expect that we will be required to retain a divestiture trustee to market the supermarkets subject to the Proposed Order that have not otherwise been sold. Net sales and operating income for these seven supermarkets were $16.1 million and $0.2 million, respectively, for the 16-week period ended April 23, 2011. The remaining 24 acquired supermarkets have been closed or sold. We currently operate 128 corporate retail supermarkets with an additional 5 franchise supermarkets.
FORWARD-LOOKING STATEMENTS
This 10-Q includes forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding:
•	risks of claims relating to the Acquisition (as defined herein) that may not have been properly discharged in the bankruptcy process;
•	the severity of current economic conditions and the impact on consumer demand and spending and our pricing strategy;
•	pricing and market strategies, the expansion, consolidation and other activities of competitors, and our ability to respond to the promotional practices of competitors;
•	our ability to effectively increase or maintain our profit margins;
•	the success of our expansion and renovation plans;
•	fluctuations in utility, fuel and commodity prices which could impact consumer spending and buying habits and the cost of doing business;
•	risks inherent in our motor fuel operations;
•	our exposure to local economies and other adverse conditions due to our geographic concentration;
•	risks of natural disasters and severe weather conditions;
•	supply problems with our suppliers and vendors;
•	our relationships with unions and unionized employees, and the terms of future collective bargaining agreements or labor strikes;

•	increased operating costs resulting from rising employee benefit costs or pension funding obligations;
•	changes in, or the failure or inability to comply with, laws and governmental regulations applicable to the operation of our pharmacy and other businesses;
•	the adequacy of our insurance coverage against claims of our customers in connection with our pharmacy services;
•	estimates of the amount and timing of payments under our self-insurance policies;
•	risks of liability under environmental laws and regulations;
•	our ability to maintain and improve our information technology systems;
•	events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concerns, whether or not valid;
•	threats or potential threats to security;
•	our ability to retain key personnel;
•	risks of data security breaches or losses of confidential customer information;
•	risks relating to our substantial indebtedness;
•	litigation claims or legal proceedings against us;
•	decisions by our controlling shareholders that may conflict with the interests of the holders of our equity and debt; and
•	other factors referenced under “Risk Factors” and discussed elsewhere in this 10-Q.
Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those referenced in “Risk Factors” in Item 1A of Part II of this 10-Q. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
BASIS OF PRESENTATION
We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. Our fiscal years include 13 four-week reporting periods, with an additional week in the thirteenth reporting period for 53 week fiscal years. Our first quarter of each fiscal year includes four reporting periods, while the remaining quarters include three reporting periods.
Our condensed consolidated financial statements for the 16-week periods ended April 23, 2011 and April 24, 2010 are unaudited, and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.
RECENT AND FUTURE EVENTS AFFECTING OUR RESULTS OF OPERATIONS AND THE COMPARABILITY OF REPORTED RESULTS OF OPERATIONS
Acquisition of Penn Traffic
On January 29, 2010, we completed the Acquisition, including Penn Traffic’s 79 retail supermarkets. We have retained 55 of the acquired supermarkets. The remaining 24 supermarkets had been closed or sold. Net sales and operating loss for these 24 supermarkets that were not retained were $33.0 million and $0.2 million, respectively, during the 16-week period ended April 24, 2010. Also included in our results during the 16-week period ended April 24, 2010 were integration costs of $10.9 million and one-time legal and professional fees related to the Acquisition of $4.4 million. Additionally, we incurred $0.3 million and $2.1 million of legal expenses associated with the FTC’s review of the acquired supermarkets during the 16-week periods ended April 23, 2011 and April 24, 2010, respectively. Additional depreciation and amortization of $2.1 million was incurred during the 16-week period ended April 23, 2011, as compared to the 16-week period ended April 24, 2010, associated with acquired property, equipment and intangible assets.

The excess of net assets acquired over the purchase price of $15.7 million has been recognized as a bargain purchase in the condensed consolidated statement of operations for 16-week period ended April 24, 2010. This bargain purchase was attributable to the distressed status of Penn Traffic due to historical operating results, which led to its November 2009 bankruptcy filing.
Debt Refinancing
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
Furthermore, because of economic conditions, we may experience reductions in traffic in our supermarkets or limitations on the prices we can charge for our products, either of which may reduce our sales and profit margins and have a material adverse affect on our financial condition and results of operations. Other economic factors such as inflation, energy costs, increased transportation costs, higher costs of labor, insurance and healthcare, and changes in laws and regulations may increase our costs of sales and our operating expenses, and otherwise adversely affect our financial condition and results of operations. During Fiscal 2010 and the first 16 weeks of Fiscal 2011, we have experienced the effects of some of these economic factors.
RESULTS OF OPERATIONS
16-Week Period Ended April 23, 2011 Compared with 16-Week Period Ended April 24, 2010
Executive Summary
The results of operations during the 16-week period ended April 23, 2011 when compared with the 16-week period ended April 24, 2010 were impacted primarily by the additional four weeks of operating results for the acquired supermarkets during the 16-week period ended April 23, 2011, as well as one-time acquisition and integration costs associated with the Acquisition incurred during the 16-week period ended April 24, 2010.

Net Sales
The following table includes a comparison of the components of our net sales for the 16-week periods ended April 23, 2011 and April 24, 2010.
(Dollars in thousands)

	16-week periods ended
	April 23, 2011	April 24, 2010	$ Change	% Change
Inside sales	$658,893	$623,967	$34,926	5.6%
Gasoline sales	58,366	41,048	17,318	42.2%

Net sales	$717,259	$665,015	$52,244	7.9%

Inside sales increased 5.6% in the 16-week period ended April 23, 2011 compared with the 16-week period ended April 24, 2010, primarily due to the operation of the acquired Penn Traffic supermarkets for four additional weeks, combined with a 3.6% increase in same store sales.
Gasoline sales increased 42.2% in the 16-week period ended April 23, 2011 compared with the 16-week period ended April 24, 2010 due to a 23.4% increase in the retail price per gallon. Additionally, the number of gallons sold increased 15.2%, primarily due to the addition of four new fuel stations.
Gross Profit
The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 16-week periods ended April 23, 2011 and April 24, 2010.
(Dollars in thousands)

	16-week		16-week
	period ended	% of	period ended	% of	$	%
	April 23, 2011	Net Sales	April 24, 2010	Net Sales	Change	Change
Cost of goods sold	$(500,744)	69.8%	$(458,168)	68.9%	$42,576	9.3%
Distribution costs	(14,163)	2.0%	(13,088)	2.0%	1,075	8.2%

Gross profit	$202,352	28.2%	$193,759	29.1%	$8,593	4.4%

As a percentage of net sales, cost of goods sold increased during the 16-week period ended April 23, 2011 compared with the 16-week period ended April 24, 2010, due to a higher proportion of gasoline sales versus inside sales, where gasoline sales generally occur at lower margin rates. Costs of goods sold for the sixteen-week periods ended April 23, 2011 and April 24, 2010 was net of LIFO income of $0.7 million and $1.1 million, respectively. As we expect to experience a moderate level of overall product cost and retail price inflation during the remainder of Fiscal 2011, we anticipate LIFO expense during this period. As a percentage of net sales, distribution costs remained consistent for the 16-week period ended April 23, 2011 compared with the 16-week period ended April 24, 2010. Gross profit as a percentage of net sales decreased due to the aforementioned change in sales mix.

Operating Expenses
The following table includes a comparison of operating expenses for the 16-week periods ended April 23, 2011 and April 24, 2010.
(Dollars in thousands)

	16-week		16-week
	period ended	% of	period ended	% of	$	%
	April 23, 2011	Net Sales	April 24, 2010	Net Sales	Change	Change
Wages, salaries and benefits	$98,982	13.8%	$94,279	14.2%	$4,703	5.0%
Selling and general expenses	33,383	4.7%	31,763	4.8%	1,620	5.1%
Administrative expenses	25,483	3.6%	39,979	6.0%	(14,496)	(36.3)%
Rent expense, net	5,903	0.8%	5,837	0.9%	66	1.1%
Depreciation and amortization	15,041	2.1%	18,730	2.8%	(3,689)	(19.7)%
Advertising	5,990	0.8%	6,053	0.9%	(63)	(1.0)%

Total	$184,782	25.8%	$196,641	29.6%	$(11,859)	(6.0)%

Wages, Salaries and Benefits
As a percentage of net sales, the decrease in wages, salaries and benefits during the 16-week period ended April 23, 2011 compared with the 16-week period ended April 24, 2010 was largely attributable to the more effective utilization of labor in the acquired and retained Penn Traffic supermarkets as a result of significant increases in sales levels in these stores. This decrease was partially offset by normal wage rate increases and a 10% year-over-year increase in multiemployer pension plan contributions.
Selling and General Expenses
As a percentage of net sales, selling and general expenses remained consistent during the 16-week period ended April 23, 2011 compared with the 16-week period ended April 24, 2010.
Administrative Expenses
The decrease in administrative expenses during the 16-week period ended April 23, 2011 compared with the 16-week period ended April 24, 2010 was primarily attributable to a combined $13.9 million of Penn Traffic integration costs, one-time legal and professional fees related to the Acquisition and non-recurring legal expenses associated with the FTC’s review of the acquired supermarkets recorded in administrative expenses during the 16-week period ended April 24, 2010. Additionally, we experienced a decrease of $1.3 million in IT costs, largely resulting from our renegotiated IT services contract.
Rent Expense, Net
Rent expense reflects our rental expense for our supermarkets under operating lease arrangements, net of income we receive from various entities that rent space in our supermarkets under subleasing arrangements. Rent expense remained relatively consistent for the 16-week period ended April 23, 2011 compared with the 16-week period ended April 24, 2010.
Depreciation and Amortization
The decrease in depreciation and amortization during the 16-week period ended April 24, 2010 compared with the 16-week period ended April 23, 2011 was largely attributable to a significant value of assets that became fully depreciated near the conclusion of Fiscal 2010, partially offset by incremental depreciation and amortization associated with assets acquired as part of the Acquisition.
Advertising
Advertising remained relatively consistent for the 16-week period ended April 23, 2011 compared with the 16-week period ended April 24, 2010.

Bargain Purchase
The excess of $15.7 million of the estimated fair value of Penn Traffic net assets acquired over the purchase price has been recognized as a gain in the condensed consolidated statement of operations for the 16-week period ended April 24, 2010. The allocation of the purchase price to the assets acquired and liabilities assumed from the Acquisition previously presented for the 16-week period ended April 24, 2010 has been retrospectively adjusted to reflect the final acquisition accounting adjustments made during Fiscal 2010. This bargain purchase was attributable to the distressed status of Penn Traffic due to historical operating results, which led to its November 2009 bankruptcy filing.
Loss on Debt Extinguishment
On January 29, 2010, we entered into a $25.0 million bridge loan and an $11.0 million term loan, and capitalized related financing costs. As both the bridge loan and term loan were repaid in full on February 12, 2010 with the proceeds from the issuance of the additional $75.0 million of senior secured notes, unamortized costs of $0.7 and $0.3 million, respectively, were recorded as a loss on debt extinguishment in our condensed consolidated statement of operations for the 16-week period ended April 24, 2010.
Interest Expense, Net
The $0.9 million increase in interest expense during the 16-week period ended April 23, 2011 compared with the 16-week period ended April 24, 2010 was primarily attributable to incremental interest expense related to the $75.0 million senior secured notes issued on February 12, 2010 that were outstanding for only a portion of the 16-week period ended April 24, 2010.
Income Tax (Expense) Benefit
The income tax expense for the 16-week period ended April 23, 2011 reflects the establishment of additional valuation allowance against net deferred tax assets resulting from the pre-tax loss during the period. The overall effective tax rate was (21.3)%. The effective tax rate would have been 34.5% without the impact of the additional valuation allowance and discrete charges.
The income tax benefit for the 16-week period ended April 24, 2010 was primarily attributable to the reversal of $10.3 million of the valuation allowance established in Fiscal 2009. The reversal of the valuation allowance was the result of recording a deferred tax liability that resulted from the bargain purchase associated with the Acquisition. The timing of taxable income resulting from the amortization of the gain for tax purposes provides sufficient future taxable income to support the future deductibility of our deferred tax assets. The overall effective rate for the 16-week period ended April 24, 2010 was 149.8%. The effective tax rate would have been 27.2% without the impact of adjustments to the valuation allowance, the bargain purchase, and discrete charges.
Net (Loss) Income
Our net (loss) income decreased to net loss of $2.1 million for the 16-week period ended April 23, 2011 compared with net income of $3.3 million for the 16-week period ended April 24, 2010. The change in net (loss) income was attributable to the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
On October 9, 2009, we issued $275.0 million of senior secured notes, bearing annual interest of 10.125%. We received proceeds from the senior secured notes issuance, net of a $4.5 million original issue discount, of $270.5 million. The senior secured notes mature October 15, 2015 and require semi-annual interest payments. The senior secured notes are collateralized by (i) first-priority interests, subject to certain exceptions, in our warehouse distribution facility in Lancaster, New York, certain owned real property acquired by us following the issue date of the senior secured notes, intellectual property, equipment, stock of subsidiaries and substantially all of our other assets (other than leasehold interests in real property), other than assets securing the ABL Facility (as defined below) on a first priority basis (collectively, the “Notes Priority Collateral”), and (ii) second-priority interests, subject to certain exceptions and permitted liens, in our assets that secure the ABL Facility on a first-priority basis, including present and future receivables, inventory, prescription lists, deposit accounts and certain related rights and proceeds relating thereto (collectively, the “ABL Priority Collateral”).
Also effective October 9, 2009, we entered into an asset-based credit facility (the” ABL Facility”) that expires on October 9, 2013. The ABL Facility allowed a maximum borrowing capacity of $70.0 million, including a sub-limit for the issuance of letters of credit, subject to a borrowing base calculation. Our ABL Facility was amended on January 29, 2010 to increase the maximum borrowing capacity to $100.0 million. As of April 23, 2011, the unused commitment under the ABL Facility was $54.3 million, after giving effect to $14.2 million of letters of credit outstanding thereunder. Revolving loans under the ABL Facility will, at our option, bear interest at either i) LIBOR plus a margin of 350 to 400 basis points, determined based on levels of borrowing availability, or ii) the prime rate plus a margin of 250 to 300 basis points, determined based on levels of borrowing availability. The ABL Facility is collateralized primarily by (i) first-priority interests, subject to certain exceptions, in the ABL Priority Collateral and (ii) second-priority interests, subject to certain exceptions, in the Notes Priority Collateral.

On January 29, 2010, we completed the acquisition of substantially all assets and certain liabilities of Penn Traffic and its subsidiaries, including Penn Traffic’s 79 retail supermarkets. In addition to cash consideration of $85.0 million paid to Penn Traffic, we recorded $23.3 million of integration costs and $2.1 million of legal expenses associated with the FTC’s review of the acquired supermarkets during Fiscal 2010, and $5.3 million and $1.1 million of transaction costs during Fiscal 2010 and Fiscal 2009, respectively. Of these combined expenses, $31.4 million were paid during Fiscal 2010. We have sold certain of the acquired assets for $20.8 million during Fiscal 2010.
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
The senior secured notes and ABL Facility contain customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sale or transfer of assets, payment of dividends, transactions involving affiliates, change in control and other matters customarily restricted in such agreements. Failure to meet any of these covenants would be an event of default. As of April 23, 2011, we were in compliance with all such covenants.
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
Our primary sources of cash are cash flows generated from our operations and borrowings under our ABL Facility. We believe that these sources will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next twelve months. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the grocery industry and financial, business, and other factors, some of which are beyond our control. See “Risk Factors” in Item 1A of Part II of this 10-Q.
Cash Flows Information
The following is a summary of cash provided by or used in each of the indicated types of activities:
(Dollars in thousands)

	16-week periods ended
	April 23, 2011	April 24, 2010
Cash provided by (used in):
Operating activities	$22,303	$(3,586)
Investing activities	(16,304)	(78,883)
Financing activities	1,294	84,883
Cash provided by operating activities during the 16-week period ended April 23, 2011 increased $25.9 million compared with the 16-week period ended April 24, 2010 due to an increase in earnings, adjusted for non-cash income and expenses. Operating cash flows for the 16-week period ended April 24, 2010 included $15.1 million of integration costs and one-time legal and professional fee cash expenditures related to the Acquisition. Additionally, changes in operating assets and liabilities provided cash from operating activities of $3.1 million during the 16-week period ended April 23, 2011, versus a use of cash of $4.6 million during the 16-week period ended April 24, 2010. This year-over-year change was primarily attributable to a larger increase in accounts payable and decrease in accrued expenses during the 16-week period ended April 23, 2011.
Cash used in investing activities during the 16-week period ended April 23, 2011 decreased $62.6 million compared with the 16-week period ended April 24, 2010, primarily due to cash consideration paid in connection with the Acquisition during the 16-week period ended April 24, 2010, net of proceeds from the subsequent divestiture of certain acquired assets. Cash paid for property and equipment totaled $17.0 million and $8.8 million during the 16-week periods ended April 23, 2011 and April 24, 2010, respectively. We expect to invest approximately $40 million in capital expenditures during the next twelve months.

Cash provided by financing activities decreased $83.6 million during the 16-week period ended April 23, 2011 compared with the 16-week period ended April 24, 2010 as a result of the issuance of an additional $75.0 million of senior secured notes and the proceeds of $30.0 million from the issuance of additional common stock shares during the 16-week period ended April 24, 2010. This was partially offset by the change in net borrowings and repayments related to the ABL Facility.
Multiemployer Pension Plans
We contribute to the United Food and Commercial Workers District Union Local One (“Local One”) Plan, a defined benefit multiemployer pension plan, under our collective bargaining agreements with the Local One. This Local One Plan generally provides retirement benefits to participants based on their service to contributing employers. During the 16-week periods ended April 23, 2011 and April 24, 2010, we made contributions of $3.0 million and $2.4 million, respectively, to the Local One Plan.
We will be required to increase our annual contributions to the Local One Plan pursuant to our collective bargaining agreements and the Local One Plan’s rehabilitation plan. We are also contingently liable for withdrawal liability in the event that we withdraw from the Local One Plan. In accordance with applicable accounting rules, our contingent withdrawal liability is not included in our condensed consolidated financial statements. We have no present intention to withdraw from the Local One Plan. For more information on future increases in our annual contribution rates and our contingent withdrawal liability, see the discussion of risk factors in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.
In addition, at the time our supply arrangement was entered into with C&S Wholesale Grocers (“C&S”), certain of our warehouse personnel became employees of C&S, with C&S assuming our obligations under several multiemployer pension plans. Although we are not a sponsoring employer of, and make no contribution payments to any of these other multiemployer pension plans, we have certain contractual indemnification obligations for withdrawal liability that may arise in the event of C&S’s withdrawal from such plans.
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
CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Our audited consolidated financial statements as of January 1, 2011 include a description of certain critical accounting policies, including those related to vendor allowances, inventory valuation, valuation of tradename, valuation of long-lived assets, acquisition accounting, leases, self-insurance programs and income taxes.
Recent Accounting Pronouncements—Not Yet Adopted
There are currently no recent accounting pronouncements which had or are expected to have a material impact on our consolidated financial statements as of the date of this 10-Q.

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

At times, we manage our exposure to interest rates and changes in the fair value of our debt instruments primarily through the strategic use of variable and fixed rate debt, and interest rate swaps. As of April 23, 2011, we did not have any outstanding interest rate swaps designated as fair value or cash flow hedges.
The table below provides information about our underlying debt portfolio. The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases, as of April 23, 2011. Interest rates reflect the weighted average rate for the outstanding instruments. The variable component of each variable rate debt instrument is based on the weighted average of LIBOR using the forward yield curve and the prime rate as of April 23, 2011. The Fair Value column includes the fair value of our debt instruments as of April 23, 2011. For more information, refer to Note 1 of our condensed consolidated financial statements.
(Dollars in thousands)

	Expected Fiscal Year of Maturity
	Remainder
	of 2011	2012	2013	2014	2015	Thereafter	Fair Value
Debt:
Fixed rate	$279	$434	$2,295	$280	$350,165	$—	$397,226
Average interest rate	7.1%	7.1%	3.5%	7.1%	10.1%	N/A

Variable rate	$—	$—	$20,000	$—	$—	$—	$20,000
Average interest rate	N/A	N/A	4.9%	N/A	N/A	N/A
COMMODITY PRICE RISK
We purchase products that are impacted by commodity prices and are therefore subject to price volatility caused by weather, market conditions and other factors, which are not considered predictable or within our control.

ITEM 4.	CONTROLS AND PROCEDURES
As of April 23, 2011, the Chief Executive Officer and the Chief Financial Officer, together with certain designated members of the finance and accounting organization, evaluated the Company’s disclosure controls and procedures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of potential controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 23, 2011.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the 16-week period ended April 23, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
There are inherent limitations to the effectiveness of any system of internal control over financial reporting. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with GAAP. Our internal controls over financial reporting are subject to various inherent limitations, including judgments used in decision making, cost concerns, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error and the risk of fraud. Moreover, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may be inadequate because of changes in conditions and that the degree of compliance with policies or procedures may decrease over time.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
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
There were no material changes in risk factors for the Company in the period covered by this 10-Q. See the discussion of risk factors in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

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
SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TOPS HOLDING CORPORATION

By:	/s/ William R. Mills William R. Mills
Senior Vice President, Chief Financial Officer
June 6, 2011