Form 10-Q
period 2011-07-16
Tops Holding Corp
filed 2011-08-29
CIK 1483173

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 16, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE TRANSITION PERIOD FROM ______ TO ______
COMMISSION FILE NUMBER 333-168065

TOPS HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-1252536 (I.R.S. Employer Identification No.)

6363 Main Street,
Williamsville, New York 14221 (Address of principal executive office, including zip code)	(716) 635-5000 (Telephone Number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 29, 2011, 144,776 shares of common stock of the registrant were outstanding.

TOPS HOLDING CORPORATION

i

PART I — FINANCIAL INFORMATION (Unaudited)

ITEM 1.	FINANCIAL STATEMENTS
TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	July 16, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$18,636	$17,419
Accounts receivable, net	55,577	57,044
Inventory, net	118,880	117,328
Prepaid expenses and other current assets	9,686	14,093
Assets held for sale	600	650
Income taxes refundable	203	200
Current deferred tax assets	2,265	2,265

Total current assets	205,847	208,999

Property and equipment, net	371,049	378,575
Intangible assets, net (Note 3)	74,347	79,072
Other assets	12,351	13,705

Total assets	$663,594	$680,351

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$89,410	$93,311
Accrued expenses and other current liabilities (Note 4)	76,182	79,123
Current portion of capital lease obligations	12,092	11,095
Current portion of long-term debt (Note 5)	420	402

Total current liabilities	178,104	183,931

Capital lease obligations	165,571	172,216
Long-term debt (Note 5)	362,731	365,262
Other long-term liabilities	19,863	21,099
Non-current deferred tax liabilities	4,019	3,354

Total liabilities	730,288	745,862

Shareholders’ deficit:
Common shares ($0.001 par value; 300,000 authorized shares, 144,776 shares issued & outstanding)	—	—
Paid-in capital	(2,056)	(2,668)
Accumulated deficit	(64,302)	(62,507)
Accumulated other comprehensive loss, net of tax	(336)	(336)

Total shareholders’ deficit	(66,694)	(65,511)

Total liabilities and shareholders’ deficit	$663,594	$680,351

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	12-week periods ended		28-week periods ended
	July 16, 2011	July 17, 2010	July 16, 2011	July 17, 2010
Net sales	$559,514	$541,833	$1,276,773	$1,206,848
Cost of goods sold	(395,139)	(380,778)	(895,883)	(838,946)
Distribution costs	(9,393)	(10,422)	(23,556)	(23,510)

Gross profit	154,982	150,633	357,334	344,392

Operating expenses:
Wages, salaries and benefits	(76,356)	(73,227)	(175,338)	(167,506)
Selling and general expenses	(23,438)	(24,039)	(56,821)	(55,802)
Administrative expenses (inclusive of share-based compensation expense of $264, $182, $612 and $426)	(18,019)	(22,528)	(43,502)	(62,507)
Rent expense, net	(4,212)	(4,180)	(10,115)	(10,017)
Depreciation and amortization	(11,746)	(14,984)	(26,787)	(33,714)
Advertising	(4,412)	(6,302)	(10,402)	(12,355)
Impairment (Note 7)	(1,891)	—	(1,891)	—

Total operating expenses	(140,074)	(145,260)	(324,856)	(341,901)

Operating income	14,908	5,373	32,478	2,491

Bargain purchase	—	—	—	15,681
Loss on debt extinguishment	—	—	—	(1,008)
Interest expense, net	(14,297)	(14,074)	(33,588)	(32,484)

Income (loss) before income taxes	611	(8,701)	(1,110)	(15,320)

Income tax (expense) benefit (Note 6)	(318)	(214)	(685)	9,699

Net income (loss)	$293	$(8,915)	$(1,795)	$(5,621)

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	28-week periods ended
	July 16, 2011	July 17, 2010
Cash flows provided by operating activities:
Net loss	$(1,795)	$(5,621)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,729	40,710
LIFO inventory valuation adjustments	2,161	(84)
Impairment	1,891	—
Amortization of deferred financing costs	1,411	1,204
Deferred income taxes	665	(10,288)
Share-based compensation expense	612	426
Bargain purchase	—	(15,681)
Loss on debt extinguishment	—	1,008
Other	255	499
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,467	(6,347)
Increase in inventory, net	(3,713)	(3,239)
Decrease in prepaid expenses and other current assets	4,407	3,722
(Increase) decrease in income taxes refundable	(3)	214
(Decrease) increase in accounts payable	(3,909)	14,445
(Decrease) increase in accrued expenses and other current liabilities	(2,853)	1,890
(Decrease) increase in other long-term liabilities	(1,271)	2,427

Net cash provided by operating activities	35,054	25,285

Cash flows used in investing activities:
Cash paid for property and equipment	(25,908)	(19,059)
Proceeds from sale of assets	650	17,483
Acquisition of Penn Traffic assets	—	(85,023)

Net cash used in investing activities	(25,258)	(86,599)

Cash flows (used in) provided by financing activities:
Borrowings on ABL Facility	356,300	58,100
Repayments on ABL Facility	(358,800)	(72,100)
Principal payments on capital leases	(5,803)	(4,586)
Proceeds from long-term debt borrowings	—	112,125
Repayments of long-term debt borrowings	(227)	(36,199)
Deferred financing costs incurred	(57)	(5,328)
Change in bank overdraft position	8	657
Proceeds from issuance of common shares	—	30,000

Net cash (used in) provided by financing activities	(8,579)	82,669

Net increase in cash and cash equivalents	1,217	21,355
Cash and cash equivalents—beginning of period	17,419	19,722

Cash and cash equivalents—end of period	$18,636	$41,077

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION
The Company
Tops Holding Corporation (“Holding” or “Company”) is the parent of Tops Markets, LLC (“Tops” or “Tops Markets”). Holding was incorporated on October 5, 2007 and commenced operations on December 1, 2007. Holding is owned by various funds affiliated with Morgan Stanley Private Equity, an affiliate of Morgan Stanley & Co., Incorporated (“Morgan Stanley”), HSBC Private Equity Partners (“HSBC”), two minority investors and a company employee. Holding has no other business operations as its sole purpose is the ownership of Tops Markets. Tops operates as a food retailer in Upstate New York and Northern Pennsylvania under the banner Tops.
On January 29, 2010, the Company completed the acquisition (the “Acquisition”) of substantially all assets and certain liabilities of The Penn Traffic Company (“Penn Traffic”) and its subsidiaries, including Penn Traffic’s 79 retail supermarkets, in exchange for cash consideration of $85.0 million. Twenty-four of the acquired supermarkets were closed or sold during 2010. In August 2010, the Federal Trade Commission (“FTC”) issued a Proposed Order that would require Tops to sell seven of the retained supermarkets. On June 30, 2011, the FTC approved a modified Final Order requiring the sale of the seven supermarkets and the retention by the Company of a divestiture trustee to market the supermarkets subject to the Final Order. Also on June 30, 2011, the FTC approved the application by Tops to sell three of these supermarkets to Hometown Markets, LLC (“Hometown Markets”). The sale of these supermarkets closed in late July and early August 2011. As of August 29, 2011, the Company operates 52 of the 79 acquired supermarkets under the banners of Tops, P&C and Quality Markets. Net sales and operating loss for the seven supermarkets subject to the Final Order were $13.7 million and $1.6 million, respectively, during the 12-week period ended July 16, 2011, and $30.9 million and $1.7 million, respectively, during the 28-week period ended July 16, 2011. As of August 29, 2011, the Company operates 125 corporate retail supermarkets with an additional 5 franchise supermarkets.
Accounting Policies
The summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements of Tops Holding Corporation for the fiscal year ended January 1, 2011, which appear in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements for Form 10-Q, and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions have been eliminated.
The Company’s condensed consolidated financial statements for the 12 and 28-week periods ended July 16, 2011 and July 17, 2010 are unaudited, and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.
The allocation of the purchase price to the assets acquired and liabilities assumed from the Acquisition previously presented for the 28-week period ended July 17, 2010 has been retrospectively adjusted to reflect final acquisition accounting adjustments made during the fiscal year ended January 1, 2011. See Note 2 to the audited consolidated financial statements of Tops Holding Corporation for the fiscal year ended January 1, 2011 for a summary of the final purchase price allocation.
Segments
The Company operates 125 corporate retail supermarkets with an additional 5 franchise supermarkets, which offer grocery, produce, frozen, dairy, meat, floral, seafood, health and beauty care, general merchandise, deli and bakery goods. As of July 16, 2011, 79 of the supermarkets offered pharmacy services and 38 fuel centers were in operation. Across all 125 corporate retail supermarkets, the Company operates one format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers. The Company has concluded that each individual supermarket is an operating segment. The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, earnings and total assets, are its only reportable segment.

These 125 operating segments have been aggregated into one reportable segment because, in the Company’s judgment, the operating segments have similar historical economic characteristics and are expected to have similar economic characteristics and long-term financial performance in the future. The principal measures and factors considered in determining whether the economic characteristics are similar are gross margin percentage, capital expenditures, competitive risks and employee labor agreements. In addition, each operating segment has similar products and types of customers, similar methods of distribution and a similar regulatory environment.
The following table presents sales revenue by type of similar product (dollars in thousands):

	12-week periods ended				28-week periods ended
	July 16, 2011		July 17, 2010		July 16, 2011		July 17, 2010
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Non-perishables(1)	$308,003	55.0%	$307,903	56.8%	$718,213	56.2%	$695,517	57.6%
Perishables(2)	155,393	27.8%	154,236	28.5%	344,051	26.9%	330,147	27.4%
Fuel	52,127	9.3%	34,834	6.4%	110,493	8.7%	75,882	6.3%
Pharmacy	40,211	7.2%	41,338	7.6%	95,305	7.5%	97,353	8.1%
Other(3)	3,780	0.7%	3,522	0.7%	8,711	0.7%	7,949	0.6%

	$559,514	100.0%	$541,833	100.0%	$1,276,773	100.0%	$1,206,848	100.0%

(1)	Non-perishables consist of grocery, dairy, frozen, general merchandise, health and beauty care and other non-perishable related products.

(2)	Perishables consist of produce, meat, seafood, bakery, deli, floral, prepared foods and other perishable related products.

(3)	Other primarily consists of franchise income and service commission income, including lottery, money orders and money transfers.
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
Fair Value of Financial Instruments
The provisions of FASB Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” establish a framework for measuring fair value and a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:
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
The carrying amount of the Company’s cash and cash equivalents at July 16, 2011 represents fair value as it includes cash on deposit with commercial banks.
The fair value of the Company’s senior secured notes is based on quoted market prices. At July 16, 2011, the fair value of total debt excluding capital leases was $407.6 million, compared to a carrying value of $363.2 million. At January 1, 2011, the fair value of total debt excluding capital leases was $408.4 million, compared to a carrying value of $365.7 million.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). ASU No. 2011-05 provides companies two choices for presenting net income and comprehensive income: in a single continuous statement, or in two separate, but consecutive statements. Presenting comprehensive income in the statement of equity is no longer an option. ASU No. 2011-05 is effective for the company beginning in the fiscal year ending December 29, 2012 and is not expected to have a material impact on the Company’s consolidated financial statements as it only changes the disclosures surrounding comprehensive income.

3. INTANGIBLE ASSETS, NET
Intangible assets, net of accumulated amortization, consist of the following (dollars in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
July 16, 2011	Amount	Amortization	Amount	Period
Acquired Penn Traffic intangible assets:
Favorable/unfavorable lease rights	$7,023	$(1,451)	$5,572	7.9
Tradenames	4,200	(1,131)	3,069	8.5
Customer relationships	1,700	(461)	1,239	11.0

Other intangible assets:
Tradename	41,011	—	41,011	Indefinite life
Customer relationships	26,051	(17,146)	8,905	8.0
Favorable/unfavorable lease rights	14,369	(7,768)	6,601	9.3
Franchise agreements	11,538	(3,807)	7,731	11.0
Other	406	(187)	219	4.0

	$106,298	$(31,951)	$74,347	9.0

	Gross		Net
	Carrying	Accumulated	Carrying
January 1, 2011	Amount	Amortization	Amount
Acquired Penn Traffic intangible assets:
Favorable/unfavorable lease rights	$7,023	$(899)	$6,124
Tradenames	4,200	(700)	3,500
Customer relationships	1,700	(300)	1,400

Other intangible assets:
Tradename	41,011	—	41,011
Customer relationships	26,051	(14,931)	11,120
Favorable/unfavorable lease rights	14,369	(7,003)	7,366
Franchise agreements	11,538	(3,242)	8,296
Other	497	(242)	255

	$106,389	$(27,317)	$79,072

The Tops tradename is reviewed for impairment annually or more frequently if impairment indicators arise. Based on the Company’s assessment, no impairment was recorded during the 28-week periods ended July 16, 2011 and July 17, 2010.
During the 12-week periods ended July 16, 2011 and July 17, 2010, amortization expense was $2.0 million and $2.4 million, respectively. During the 28-week periods ended July 16, 2011 and July 17, 2010, amortization expense was $4.7 million and $5.4 million, respectively. Such amortization is included in administrative expenses in the condensed consolidated statements of operations.
As of July 16, 2011, expected future amortization of intangible assets is as follows (dollars in thousands):

2011 (remaining period)	$3,875
2012	6,857
2013	6,012
2014	5,212
2015	3,977
Thereafter	7,403

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (dollars in thousands):

	July 16, 2011	January 1, 2011
Wages, taxes and benefits	$17,039	$18,918
Lottery	9,674	10,083
Interest payable	9,111	8,318
Property and equipment expenditures	6,018	6,107
Sales and use tax	4,950	2,101
Self-insurance reserves	4,013	1,406
Utilities	3,617	2,980
Money orders	3,029	3,651
Gift cards	2,508	4,271
Union medical, pension and 401(k)	2,454	4,598
Repairs and maintenance	2,125	2,054
Vacation	1,925	1,110
Professional and legal fees	1,531	3,640
Advertising	702	1,920
Other	7,486	7,966

	$76,182	$79,123

5. DEBT
Long-term debt is comprised of the following (dollars in thousands):

	July 16, 2011	January 1, 2011
Senior Notes	$350,000	$350,000
Discount on Senior Notes, net	(2,700)	(2,914)
ABL Facility	12,500	15,000
Other loans	2,302	2,400
Mortgage note payable	1,049	1,178

Total debt	363,151	365,664
Current portion	(420)	(402)

Total long-term debt	$362,731	$365,262

On October 9, 2009, the Company issued $275.0 million of senior secured notes, bearing interest of 10.125% (the “Senior Notes”). The Company received proceeds from the Senior Notes issuance, net of a $4.5 million original issue discount, of $270.5 million. The Senior Notes mature October 15, 2015 and require semi-annual interest payments on April 15 and October 15. The Senior Notes are collateralized by (i) first-priority interests, subject to certain exceptions, in the Company’s warehouse distribution facility in Lancaster, New York, certain owned real property acquired by the Company, Tops Markets and the guarantors, Tops PT, LLC and Tops Gift Card Company, LLC, following the issue date of the Senior Notes, intellectual property, equipment, stock of subsidiaries and substantially all other assets of the Company, Tops Markets and the guarantors (other than leasehold interests in real property), other than assets securing the Company’s asset-based lending facility (the “ABL Facility”) on a first priority basis (collectively, the “Notes Priority Collateral”), and (ii) second-priority interests, subject to certain exceptions and permitted liens, in the assets of the Company, Tops Markets and the guarantors that secure the ABL Facility on a first-priority basis, including present and future receivables, inventory, prescription lists, deposit accounts and certain related rights and proceeds relating thereto (collectively, the “ABL Priority Collateral”).
Also effective October 9, 2009, the Company entered into a revolving ABL Facility that expires on October 9, 2013. The ABL Facility allowed a maximum borrowing capacity of $70.0 million, including a sub-limit for the issuance of letters of credit, subject to a borrowing base calculation. The ABL Facility was amended on January 29, 2010 to increase its borrowing capacity by up to $41.0 million, consisting of an increase in the amount available under the revolving credit facility of $30.0 million and a term loan of $11.0 million, in each case subject to a borrowing base calculation. The term loan was repaid in full with the proceeds from the $75.0 million of Senior Notes issued on February 12, 2010, as further described below. Based upon the borrowing base calculation as of July 16, 2011, the unused commitment under the ABL Facility was $60.3 million, after giving effect to $14.2 million of letters of credit outstanding thereunder. Revolving loans under the ABL Facility will, at the Company’s option, bear interest at either i) LIBOR plus a margin of 350 to 400 basis points, determined based on levels of borrowing availability, or ii) the prime rate plus a margin of 250 to 300 basis points, determined based on levels of borrowing availability. The ABL Facility is collateralized primarily by (i) first-priority interests, subject to certain exceptions, in the ABL Priority Collateral and (ii) second-priority interests, subject to certain exceptions, in the Notes Priority Collateral.

The proceeds from the Senior Notes and ABL Facility were utilized to repay the outstanding debt related to the Company’s previous senior secured credit facility and its warehouse mortgage, pay a $105.0 million dividend to the Company’s shareholders, settle the Company’s outstanding interest rate swap arrangement, and pay fees and expenses related to the financing transactions.
On February 12, 2010, the Company issued the additional $75.0 million of Senior Notes on the same terms as the October 2009 issuance. The Company received proceeds of $76.1 million from this issuance, including a $1.1 million original issue premium.
The Senior Notes and ABL Facility contain customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sale or transfer of assets, payment of dividends, transactions involving affiliates, and change in control. Failure to meet any of these covenants would be an event of default. As of July 16, 2011, the Company was in compliance with all such covenants.
6. INCOME TAXES
Income tax (expense) benefit was as follows (dollars in thousands):

	12-week periods ended		28-week periods ended
	July 16, 2011	July 17, 2010	July 16, 2011	July 17, 2010
Current	$—	$(214)	$(20)	$(589)
Deferred	(318)	—	(665)	10,288

	$(318)	$(214)	$(685)	$9,699

The income tax expense for the 12-week period ended July 16, 2011 reflects the establishment of additional valuation allowance against net deferred tax assets during the period. The overall effective tax rate was 52.0%. The effective tax rate would have been 35.6% without the impact of the additional valuation allowance and discrete charges.
The income tax expense for the 12-week period ended July 17, 2010 reflects the establishment of additional valuation allowance against net deferred tax assets during the period. The overall effective tax rate was (2.5)%. The effective tax rate would have been 40.1% without the impact of the additional valuation allowance and discrete charges.
The income tax expense for the 28-week period ended July 16, 2011 reflects the establishment of additional valuation allowance against net deferred tax assets during the period. The overall effective tax rate was (61.7)%. The effective tax rate would have been 33.9% without the impact of the additional valuation allowance and discrete charges.
The income tax benefit for the 28-week period ended July 17, 2010 was primarily attributable to the reversal of $10.3 million of the valuation allowance established in the fiscal year ended January 2, 2010. The reversal of the valuation allowance was the result of recording a deferred tax liability that resulted from the bargain purchase associated with the Acquisition. The timing of taxable income resulting from the amortization of the gain for tax purposes provides sufficient future taxable income to support the future deductibility of the Company’s deferred tax assets. The overall effective rate for the 28-week period ended July 17, 2010 was 63.3%. The effective tax rate would have been 40.1% without the impact of adjustments to the valuation allowance, the bargain purchase, and discrete charges.
7. IMPAIRMENT
On June 30, 2011, the FTC approved an application by Tops to sell three supermarkets to Hometown Markets. The sale of these supermarkets closed in late July and early August 2011. As a result of the sale, the Company recorded a $1.9 million impairment within the condensed consolidated statements of operations for the 12 and 28-week periods ended July 16, 2011, representing the excess of the carrying value of assets over the sale price.
8. RELATED PARTY TRANSACTIONS
Tops Markets made a five-year loan to an executive for $0.2 million in connection with the executive’s relocation. During March 2010, the loan balance and related accrued interest was forgiven upon approval by the Company’s Board of Directors. Additionally, during July 2010, Tops reimbursed the executive for the personal tax impact of the loan forgiveness. This loan forgiveness and related tax reimbursement are included in administrative expenses in the condensed consolidated statement of operations for the 28-week period ended July 17, 2010, while the tax reimbursement is included in administrative expenses in the condensed consolidated statement of operations for the 12-week period ended July 17, 2010.

On January 29, 2010, the Company entered into a $25.0 million bridge loan with Morgan Stanley Senior Funding, Inc. (an affiliate of Morgan Stanley) and Banc of America Bridge LLC. Also on January 29, 2010, the Company received $30.0 million from the issuance of common shares to related parties.
Effective November 30, 2007, Holding entered into a Transaction and Monitoring Fee Agreement with Morgan Stanley and HSBC Bank. In consideration of certain services provided to Holding, the Company pays an annual monitoring fee of $0.8 million to Morgan Stanley and $0.2 million to HSBC, payable on a quarterly basis. During each of the 12-week periods ended July 16, 2011 and July 17, 2010, the Company paid $0.3 million related to this agreement. For each of the 28-week periods ended July 16, 2011 and July 17, 2010, the Company paid $0.5 million related to this agreement. These fees are included in administrative expenses in the condensed consolidated statements of operations.
9. GUARANTOR FINANCIAL STATEMENTS
The obligations of Holding and Tops Markets under the Senior Notes are jointly and severally, fully and unconditionally guaranteed by Tops Gift Card Company, LLC and Tops PT, LLC (the “Guarantor Subsidiaries”), both of which are wholly-owned subsidiaries of Tops Markets. Tops Gift Card Company, LLC was established in October 2008, while Tops PT, LLC was established in January 2010. Tops Markets is a joint issuer of the notes and is 100% owned by Holding. Separate financial statements of Holding, Tops Markets and of the Guarantor Subsidiaries are not presented as the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable.
The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets as of July 16, 2011 and January 1, 2011 for Holding and Tops Markets, the Guarantor Subsidiaries, and for the Company on a consolidated basis, the related statements of operations for the 12 and 28-week periods ended July 16, 2011 and July 17, 2010, and the related statements of cash flows for the 28-week periods ended July 16, 2011 and July 17, 2010.
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

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
JULY 16, 2011
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$17,849	$787	$—	$18,636
Accounts receivable, net	—	43,747	11,830	—	55,577
Intercompany receivables	—	3,326	9,296	(12,622)	—
Inventory, net	—	80,730	38,150	—	118,880
Prepaid expenses and other current assets	—	7,848	1,838	—	9,686
Assets held for sale	—	—	600	—	600
Income taxes refundable	—	203	—	—	203
Current deferred tax assets	—	1,657	—	608	2,265

Total current assets	—	155,360	62,501	(12,014)	205,847

Property and equipment, net	—	294,749	76,300	—	371,049
Intangible assets, net	—	64,467	9,880	—	74,347
Other assets	—	12,351	3,041	(3,041)	12,351
Investment in subsidiaries	(77,309)	107,615	—	(30,306)	—

Total assets	$(77,309)	$634,542	$151,722	$(45,361)	$663,594

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$67,519	$21,891	$—	$89,410
Intercompany payables	3,326	9,296	—	(12,622)	—
Accrued expenses and other current liabilities	882	60,795	15,249	(744)	76,182
Current portion of capital lease obligations	—	11,759	333	—	12,092
Current portion of long-term debt	—	420	—	—	420
Current deferred tax liabilities	—	—	11	(11)	—

Total current liabilities	4,208	149,789	37,484	(13,377)	178,104

Capital lease obligations	—	162,033	3,538	—	165,571
Long-term debt	—	365,772	—	(3,041)	362,731
Other long-term liabilities	—	16,707	3,156	—	19,863
Non-current deferred tax liabilities	—	16,743	(71)	(12,653)	4,019

Total liabilities	4,208	711,044	44,107	(29,071)	730,288

Total shareholders’ (deficit) equity	(81,517)	(76,502)	107,615	(16,290)	(66,694)

Total liabilities and shareholders’ (deficit) equity	$(77,309)	$634,542	$151,722	$(45,361)	$663,594

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

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE 12-WEEK PERIOD ENDED JULY 16, 2011
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$417,903	$141,840	$(229)	$559,514
Cost of goods sold	—	(300,520)	(94,619)	—	(395,139)
Distribution costs	—	(6,619)	(2,774)	—	(9,393)

Gross profit	—	110,764	44,447	(229)	154,982

Operating expenses:
Wages, salaries and benefits	—	(54,701)	(21,655)	—	(76,356)
Selling and general expenses	—	(16,357)	(7,310)	229	(23,438)
Administrative expenses	(646)	(12,746)	(4,627)	—	(18,019)
Rent expense, net	—	(2,157)	(2,055)	—	(4,212)
Depreciation and amortization	—	(8,930)	(2,816)	—	(11,746)
Advertising	—	(3,072)	(1,340)	—	(4,412)
Impairment		—	(1,891)	—	(1,891)

Total operating expenses	(646)	(97,963)	(41,694)	229	(140,074)

Operating (loss) income	(646)	12,801	2,753	—	14,908

Interest expense, net	—	(14,249)	(48)	—	(14,297)
Equity (loss) income from subsidiaries	(132)	1,634	—	(1,502)	—

(Loss) income before income taxes	(778)	186	2,705	(1,502)	611

Income tax expense	—	(318)	(1,071)	1,071	(318)

Net (loss) income	$(778)	$(132)	$1,634	$(431)	$293

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE 12-WEEK PERIOD ENDED JULY 17, 2010
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$403,964	$138,069	$(200)	$541,833
Cost of goods sold	—	(286,525)	(94,253)	—	(380,778)
Distribution costs	—	(7,166)	(3,256)	—	(10,422)

Gross profit	—	110,273	40,560	(200)	150,633

Operating expenses:
Wages, salaries and benefits	—	(52,139)	(21,088)	—	(73,227)
Selling and general expenses	—	(15,862)	(8,377)	200	(24,039)
Administrative expenses	(783)	(16,724)	(5,021)	—	(22,528)
Rent expense, net	—	(1,598)	(2,582)	—	(4,180)
Depreciation and amortization	—	(13,476)	(1,508)	—	(14,984)
Advertising	—	(4,498)	(1,804)	—	(6,302)

Total operating expenses	(783)	(104,297)	(40,380)	200	(145,260)

Operating (loss) income	(783)	5,976	180	—	5,373

Interest (expense) income, net	—	(14,311)	237	—	(14,074)
Equity (loss) income from subsidiaries	(8,297)	252	—	8,045	—

(Loss) income before income taxes	(9,080)	(8,083)	417	8,045	(8,701)

Income tax expense	—	(214)	(165)	165	(214)

Net (loss) income	$(9,080)	$(8,297)	$252	$8,210	$(8,915)

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE 28-WEEK PERIOD ENDED JULY 16, 2011
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$958,836	$318,530	$(593)	$1,276,773
Cost of goods sold	—	(683,238)	(212,645)	—	(895,883)
Distribution costs	—	(16,800)	(6,756)	—	(23,556)

Gross profit	—	258,798	99,129	(593)	357,334

Operating expenses:
Wages, salaries and benefits	—	(125,986)	(49,352)	—	(175,338)
Selling and general expenses	—	(39,681)	(17,733)	593	(56,821)
Administrative expenses	(1,426)	(31,141)	(10,935)	—	(43,502)
Rent expense, net	—	(5,303)	(4,812)	—	(10,115)
Depreciation and amortization	—	(20,358)	(6,429)	—	(26,787)
Advertising	—	(7,226)	(3,176)	—	(10,402)
Impairment	—	—	(1,891)	—	(1,891)

Total operating expenses	(1,426)	(229,695)	(94,328)	593	(324,856)

Operating (loss) income	(1,426)	29,103	4,801	—	32,478

Interest expense, net	—	(33,449)	(139)	—	(33,588)
Equity (loss) income from subsidiaries	(2,215)	2,816	—	(601)	—

(Loss) income before income taxes	(3,641)	(1,530)	4,662	(601)	(1,110)

Income tax expense	—	(685)	(1,846)	1,846	(685)

Net (loss) income	$(3,641)	$(2,215)	$2,816	$1,245	$(1,795)

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE 28-WEEK PERIOD ENDED JULY 17, 2010
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$919,407	$287,950	$(509)	$1,206,848
Cost of goods sold	—	(647,085)	(191,861)	—	(838,946)
Distribution costs	—	(16,756)	(6,754)	—	(23,510)

Gross profit	—	255,566	89,335	(509)	344,392

Operating expenses:
Wages, salaries and benefits	—	(121,000)	(46,506)	—	(167,506)
Selling and general expenses	—	(38,400)	(17,911)	509	(55,802)
Administrative expenses	(1,265)	(51,153)	(10,089)	—	(62,507)
Rent expense, net	—	(5,025)	(4,992)	—	(10,017)
Depreciation and amortization	—	(30,205)	(3,509)	—	(33,714)
Advertising	—	(9,371)	(2,984)	—	(12,355)

Total operating expenses	(1,265)	(255,154)	(85,991)	509	(341,901)

Operating (loss) income	(1,265)	412	3,344	—	2,491

Bargain purchase	—	—	15,681	—	15,681
Loss on debt extinguishment	—	(1,008)	—	—	(1,008)
Interest (expense) income, net	—	(32,616)	132	—	(32,484)
Equity (loss) income from subsidiaries	(16,020)	17,781	—	(1,761)	—

(Loss) income before income taxes	(17,285)	(15,431)	19,157	(1,761)	(15,320)

Income tax expense	—	(589)	(1,376)	11,664	9,699

Net (loss) income	$(17,285)	$(16,020)	$17,781	$9,903	$(5,621)

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE 28-WEEK PERIOD ENDED JULY 16, 2011
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(476)	$24,304	$11,226	$—	$35,054

Cash flows used in investing activities:
Cash paid for property and equipment	—	(10,516)	(15,392)	—	(25,908)
Proceeds from sale of assets	—	—	650	—	650
Change in intercompany receivables position	—	(476)	3,796	(3,320)	—

Net cash used in investing activities	—	(10,992)	(10,946)	(3,320)	(25,258)

Cash flows provided by (used in) financing activities:
Borrowings on ABL Facility	—	356,300	—	—	356,300
Repayments on ABL Facility	—	(358,800)	—	—	(358,800)
Principal payments on capital leases	—	(5,580)	(223)	—	(5,803)
Repayments of long-term debt borrowings	—	(227)	—	—	(227)
Deferred financing costs incurred	—	(57)	—	—	(57)
Change in bank overdraft position	—	8	—	—	8
Change in intercompany payables position	476	(3,796)	—	3,320	—

Net cash provided by (used in) financing activities	476	(12,152)	(223)	3,320	(8,579)

Net increase in cash and cash equivalents	—	1,160	57	—	1,217
Cash and cash equivalents—beginning of period	—	16,689	730	—	17,419

Cash and cash equivalents—end of period	$—	$17,849	$787	$—	$18,636

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE 28-WEEK PERIOD ENDED JULY 17, 2010
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(475)	$20,209	$5,551	$—	$25,285

Cash flows used in investing activities:
Acquisition of Penn Traffic assets	—	—	(85,023)	—	(85,023)
Proceeds from sale of assets	—	—	17,483	—	17,483
Cash paid for property and equipment	—	(14,130)	(4,929)	—	(19,059)
Investment in subsidiaries	(30,000)	(85,023)	—	115,023	—
Change in intercompany receivables position	—	(475)	(17,260)	17,735	—

Net cash used in investing activities	(30,000)	(99,628)	(89,729)	132,758	(86,599)

Cash flows provided by financing activities:
Proceeds from long-term debt borrowings	—	112,125	—	—	112,125
Repayments of long-term debt borrowings	—	(36,199)	—	—	(36,199)
Borrowings on ABL Facility	—	58,100	—	—	58,100
Repayments on ABL Facility	—	(72,100)	—	—	(72,100)
Proceeds from issuance of common stock	30,000	30,000	—	(30,000)	30,000
Deferred financing costs incurred	—	(5,328)	—	—	(5,328)
Principal payments on capital leases	—	(4,405)	(181)	—	(4,586)
Capital contribution	—	—	85,023	(85,023)	—
Change in bank overdraft position	—	657	—	—	657
Change in intercompany payables position	475	17,260	—	(17,735)	—

Net cash provided by financing activities	30,475	100,110	84,842	(132,758)	82,669

Net increase in cash and cash equivalents	—	20,691	664	—	21,355
Cash and cash equivalents—beginning of period	—	19,712	10	—	19,722

Cash and cash equivalents—end of period	$—	$40,403	$674	$—	$41,077

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” below.
COMPANY OVERVIEW
We are a leading supermarket retailer in our Upstate New York and Northern Pennsylvania markets. Introduced in 1962, our Tops brand is widely recognized as a strong retail supermarket brand name in our markets supported by strong customer loyalty and attractive supermarket locations. We are headquartered in Williamsville, New York and have approximately 12,600 associates.
In this discussion, the terms “we,” “our,” “us” and the “Company” refer to Tops Holding Corporation and each of its consolidated subsidiaries, including its wholly-owned subsidiary Tops Markets, LLC.
On January 29, 2010, we completed the Acquisition of substantially all assets and certain liabilities of Penn Traffic and its subsidiaries, including Penn Traffic’s 79 retail supermarkets, in exchange for cash consideration of $85.0 million. Twenty-four of the acquired supermarkets were closed or sold during 2010. In August 2010, the FTC issued a Proposed Order that would require us to sell seven of the retained supermarkets. On June 30, 2011, the FTC approved a modified Final Order requiring the sale of the seven supermarkets and the retention of a divestiture trustee to market the supermarkets subject to the Final Order. Also on June 30, 2011, the FTC approved our application to sell three of these supermarkets to Hometown Markets. The sale of these supermarkets closed in late July and early August 2011. As of August 29, 2011, we operate 52 of the 79 acquired supermarkets under the banners of Tops, P&C and Quality Markets. Net sales and operating loss for the seven supermarkets subject to the Final Order were $13.7 million and $1.6 million, respectively, during the 12-week period ended July 16, 2011, and $30.9 million and $1.7 million, respectively, during the 28-week period ended July 16, 2011. As of August 29, 2011, we operate 125 corporate retail supermarkets with an additional 5 franchise supermarkets.
FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements, which are generally statements about future events, plans, objectives and performance. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to the following:
•	risks of claims relating to the Acquisition that may not have been properly discharged in the bankruptcy process;
•	the severity of current economic conditions and the impact on consumer demand and spending and our pricing strategy;
•	pricing and market strategies, the expansion, consolidation and other activities of competitors, and our ability to respond to the promotional practices of competitors;
•	our ability to effectively increase or maintain our profit margins;
•	the success of our expansion and renovation plans;
•	fluctuations in utility, fuel and commodity prices which could impact consumer spending and buying habits and the cost of doing business;
•	risks inherent in our motor fuel operations;
•	our exposure to local economies and other adverse conditions due to our geographic concentration;

•	risks of natural disasters and severe weather conditions;
•	supply problems with our suppliers and vendors;
•	our relationships with unions and unionized employees, and the terms of future collective bargaining agreements or labor strikes;
•	increased operating costs resulting from rising employee benefit costs or pension funding obligations;
•	changes in, or the failure or inability to comply with, laws and governmental regulations applicable to the operation of our pharmacy and other businesses;
•	the adequacy of our insurance coverage against claims of our customers in connection with our pharmacy services;
•	estimates of the amount and timing of payments under our self-insurance policies;
•	risks of liability under environmental laws and regulations;
•	our ability to maintain and improve our information technology systems;
•	events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concerns, whether or not valid;
•	threats or potential threats to security;
•	our ability to retain key personnel;
•	risks of data security breaches or losses of confidential customer information;
•	risks relating to our substantial indebtedness;
•	claims or legal proceedings against us;
•	decisions by our controlling shareholders that may conflict with the interests of the holders of our debt; and
•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2011 and elsewhere in this 10-Q.
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
Our condensed consolidated financial statements for the 12 and 28-week periods ended July 16, 2011 and July 17, 2010 are unaudited, and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.
RECENT AND FUTURE EVENTS AFFECTING OUR RESULTS OF OPERATIONS AND THE COMPARABILITY OF REPORTED RESULTS OF OPERATIONS
Acquisition of Penn Traffic
On January 29, 2010, we completed the Acquisition, including Penn Traffic’s 79 retail supermarkets. We have currently retained 52 of the acquired supermarkets. Three supermarkets were sold during late July and early August 2011. The remaining 24 supermarkets were closed or sold during 2010. Net sales and operating loss for these 24 supermarkets were $0.9 million and $2.1 million, respectively, for the 12-week period ended July 17, 2010, and $33.9 million and $2.3 million, respectively, for the 28-week period ended July 17, 2010. Also included in our results during the 12 and 28-week periods ended July 17, 2010 were integration costs of $5.6 million and $16.5 million, respectively, and one-time legal and professional fees related to the Acquisition of $0.3 million and $4.7 million, respectively. Additionally, we incurred $0.5 million and $2.1 million of legal expenses associated with the FTC’s review of the acquired supermarkets during the 28-week periods ended July 16, 2011 and July 17, 2010, respectively. Additional depreciation and amortization of $3.0 million was incurred during the 28-week period ended July 16, 2011, as compared to the 28-week period ended July 17, 2010, associated with acquired property, equipment and intangible assets as a result of operating the acquired supermarkets for four additional weeks during the 2011 period.

The excess of net assets acquired over the purchase price of $15.7 million has been recognized as a bargain purchase in the condensed consolidated statement of operations for the 28-week period ended July 17, 2010. This bargain purchase was attributable to the distressed status of Penn Traffic due to poor historical operating results, which led to its November 2009 bankruptcy filing.
Debt Refinancing
On February 12, 2010, we issued an additional $75.0 million of Senior Notes under the same terms as the October 2009 issuance. We received proceeds of $76.1 million from this issuance, including a $1.1 million original issue premium. The proceeds were used, in part, to repay in full short-term borrowings that were entered into in order to finance the Acquisition.
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
Furthermore, because of economic conditions, we may experience reductions in traffic in our supermarkets or limitations on the prices we can charge for our products, either of which may reduce our sales and profit margins and have a material adverse affect on our financial condition and results of operations. Other economic factors such as inflation, energy costs, increased transportation costs, higher costs of labor, insurance and healthcare, and changes in laws and regulations may increase our costs of goods sold and operating expenses, and otherwise adversely affect our financial condition and results of operations. During the fiscal year ended January 1, 2011 and the first 28 weeks of this year, we experienced the effects of some of these economic factors.
RESULTS OF OPERATIONS
12-Week Period Ended July 16, 2011 Compared with 12-Week Period Ended July 17, 2010
Executive Summary
The results of operations during the 12-week period ended July 16, 2011 when compared with the 12-week period ended July 17, 2010 were impacted primarily by the one-time acquisition and integration costs associated with the Acquisition incurred during the 12-week period ended July 17, 2010.

Net Sales
The following table includes a comparison of the components of our net sales for the 12-week periods ended July 16, 2011 and July 17, 2010.
(Dollars in thousands)

	12-week periods ended
	July 16, 2011	July 17, 2010	$ Change	% Change
Inside sales	$507,387	$506,999	$388	0.1%
Gasoline sales	52,127	34,834	17,293	49.6%

Net sales	$559,514	$541,833	$17,681	3.3%

Inside sales increased during the 12-week period ended July 16, 2011 compared with the 12-week period ended July 17, 2010 due to the inside sales contribution of $6.5 million related to new supermarkets opened since August 2010. This contribution was largely offset by a 1.0% decrease in same store sales, which was largely attributable to the timing of the Easter holiday. The week following Easter, historically a very poor sales week, occurred during the first week of the 2011 period, versus the week prior to the beginning of the 2010 period. Additionally, we experienced an increased trend of customers trading down to lower-priced merchandise, including private label products, during the 2011 period.
Gasoline sales increased during the 12-week period ended July 16, 2011 compared with the 12-week period ended July 17, 2010 due to a 35.4% increase in the retail price per gallon. Additionally, the number of gallons sold increased 10.5%, primarily due to the addition of three new fuel stations since June 2010.
Gross Profit
The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 12-week periods ended July 16, 2011 and July 17, 2010.
(Dollars in thousands)

	12-week		12-week
	period ended	% of	period ended	% of	$	%
	July 16, 2011	Net Sales	July 17, 2010	Net Sales	Change	Change
Cost of goods sold	$(395,139)	70.6%	$(380,778)	70.3%	$14,361	3.8%
Distribution costs	(9,393)	1.7%	(10,422)	1.9%	(1,029)	(9.9)%

Gross profit	$154,982	27.7%	$150,633	27.8%	$4,349	2.9%

As a percentage of net sales, cost of goods sold increased during the 12-week period ended July 16, 2011 compared with the 12-week period ended July 17, 2010 due to an increase in LIFO expense from $1.0 million during the 12-week period ended July 17, 2010 to $2.8 million during the 12-week period ended July 16, 2011, resulting from continuing commodity cost inflation experienced during the 2011 period. Excluding the impact of non-cash LIFO expense, cost of goods sold as a percentage of net sales was relatively consistent year-over-year. This reflects a lower margin rate on inside sales during the 2010 period due to promotional activities associated with the rebannering and grand re-openings of the retained Penn Traffic supermarkets, as well as an increased penetration of private label merchandise sales during the 2011 period. This was offset by the higher proportion of gasoline sales versus inside sales, as gasoline sales occur at lower margin rates.
As a percentage of net sales, distribution costs decreased during the 12-week period ended July 16, 2011 compared with the 12-week period ended July 17, 2010 due to a $0.9 million benefit from the “open book” supply agreement with C&S Wholesale Grocers (“C&S”) related to favorable gross margin, largely due to commodity forward buy activities. Additionally, we experienced a $0.4 million decrease in workers’ compensation costs resulting from an unfavorable claim adjustment related to C&S under the “open book” supply agreement during the 12-week period ended July 17, 2010. These factors were partially offset by the increase in period-over-period fuel costs.
Gross profit as a percentage of net sales decreased due to the aforementioned factors.

Operating Expenses
The following table includes a comparison of operating expenses for the 12-week periods ended July 16, 2011 and July 17, 2010.
(Dollars in thousands)

	12-week		12-week
	period ended	% of	period ended	% of	$	%
	July 16, 2011	Net Sales	July 17, 2010	Net Sales	Change	Change
Wages, salaries and benefits	$76,356	13.6%	$73,227	13.5%	$3,129	4.3%
Selling and general expenses	23,438	4.2%	24,039	4.4%	(601)	(2.5)%
Administrative expenses	18,019	3.2%	22,528	4.1%	(4,509)	(20.0)%
Rent expense, net	4,212	0.8%	4,180	0.8%	32	0.8%
Depreciation and amortization	11,746	2.1%	14,984	2.8%	(3,238)	(21.6)%
Advertising	4,412	0.8%	6,302	1.2%	(1,890)	(30.0)%
Impairment	1,891	3.4%	—	N/A	1,891	N/A

Total	$140,074	25.0%	$145,260	26.8%	$(5,186)	(3.6)%

Wages, Salaries and Benefits
As a percentage of net sales, the increase in wages, salaries and benefits during the 12-week period ended July 16, 2011 compared with the 12-week period ended July 17, 2010 was largely attributable to lower vacation expense of $1.5 million during the 2010 period due to the benefit related to a policy change for union associates that modified the period over which vacation time is earned. Additionally, we have experienced a $0.6 million increase in union health and welfare costs, as well as the impact of normal wage rate increases. These items were largely offset by increased labor efficiencies.
Selling and General Expenses
As a percentage of net sales, the decrease in selling and general expenses during the 12-week period ended July 16, 2011 compared with the 12-week period ended July 17, 2010 was attributable to a $0.7 million decrease in utility costs due to lower electricity consumption given cooler temperatures during the late spring and early summer of 2011. Additionally, $0.3 million of Penn Traffic integration costs were classified in selling and general expenses during the 12-week period ended July 17, 2010. We have also benefitted from the renegotiation of certain cleaning and maintenance contracts during 2011. These positive factors were partially offset by a $0.5 million increase in credit and debit card transaction fees due to increases in usage and fee rates, as well as a $0.4 million decrease in recyclable bottles handling income resulting from lower redemption volumes.
Administrative Expenses
The decrease in administrative expenses during the 12-week period ended July 16, 2011 compared with the 12-week period ended July 17, 2010 was primarily attributable to $4.1 million of Penn Traffic integration costs and one-time legal and professional fees related to the Acquisition during the 2010 period. Additionally, we experienced a $1.5 million decrease in IT costs, largely resulting from our renegotiated IT services contract. These items were partially offset by normal wage rate increases.
Rent Expense, Net
Rent expense reflects our rental expense for supermarkets under operating lease arrangements, net of income we receive from various entities that rent space in our supermarkets under subleasing arrangements. Rent expense remained relatively consistent during the 12-week period ended July 16, 2011 compared with the 12-week period ended July 17, 2010.
Depreciation and Amortization
The decrease in depreciation and amortization during the 12-week period ended July 16, 2011 compared with the 12-week period ended July 17, 2010 was largely attributable to a significant amount of assets that became fully depreciated near the conclusion of the fiscal year ended January 1, 2011.

Advertising
The decrease in advertising during the 12-week period ended July 16, 2011 compared with the 12-week period ended July 17, 2010 was due to $1.5 million in costs associated with the communication of the Acquisition to our customers and the promotion of the grand re-openings related to the rebannered supermarkets during the 12-week period ended July 17, 2010. Additionally, we incurred incremental costs of $0.2 million due to duplicative circulars produced under the P&C, Quality Markets and Bi-Lo banners subsequent to the Acquisition during this same 2010 period.
Impairment
On June 30, 2011, the FTC approved our application to sell three supermarkets to Hometown Markets. The sale of these supermarkets closed in late July and early August 2011. As a result of the sale, we recorded a $1.9 million impairment within the condensed consolidated statements of operations for the 12-week period ended July 16, 2011, representing the excess of the carrying value of assets over the sale price.
Interest Expense, Net
Interest expense of $14.3 million during the 12-week period ended July 16, 2011 was relatively consistent with interest expense of $14.1 million during the 12-week period ended July 17, 2010.
Income Tax Expense
The income tax expense for the 12-week period ended July 16, 2011 reflects the establishment of additional valuation allowance against net deferred tax assets during the period. The overall effective tax rate was 52.0%. The effective tax rate would have been 35.6% without the impact of the additional valuation allowance and discrete charges.
The income tax expense for the 12-week period ended July 17, 2010 reflects the establishment of additional valuation allowance against net deferred tax assets during the period. The overall effective tax rate was (2.5)%. The effective tax rate would have been 40.1% without the impact of adjustments to the valuation allowance and discrete charges.
Net Income (Loss)
Our net income (loss) improved to net income of $0.3 million during the 12-week period ended July 16, 2011 compared with net loss of $8.9 million during the 12-week period ended July 17, 2010. The change in net income (loss) was attributable to the factors discussed above.
28-Week Period Ended July 16, 2011 Compared with 28-Week Period Ended July 17, 2010
Executive Summary
The results of operations during the 28-week period ended July 16, 2011 when compared with the 28-week period ended July 17, 2010 were impacted primarily by the additional four weeks of operating results for the supermarkets acquired in the Acquisition and improved sales during the 28-week period ended July 16, 2011, as well as one-time acquisition and integration costs associated with the Acquisition incurred during the 28-week period ended July 17, 2010.
Net Sales
The following table includes a comparison of the components of our net sales for the 28-week periods ended July 16, 2011 and July 17, 2010.
(Dollars in thousands)

	28-week periods ended
	July 16, 2011	July 17, 2010	$ Change	% Change
Inside sales	$1,166,280	$1,130,966	$35,314	3.1%
Gasoline sales	110,493	75,882	34,611	45.6%

Net sales	$1,276,773	$1,206,848	$69,925	5.8%

Inside sales increased during the 28-week period ended July 16, 2011 compared with the 28-week period ended July 17, 2010 due to a 1.4% increase in same store sales, the operation of the acquired Penn Traffic supermarkets for four additional weeks, as well as the contribution of $13.2 million related to new supermarkets opened since August 2010.

Gasoline sales increased during the 28-week period ended July 16, 2011 compared with the 28-week period ended July 17, 2010 due to a 28.8% increase in the retail price per gallon. Additionally, the number of gallons sold increased 13.1%, primarily due to the addition of four new fuel stations since April 2010.
Gross Profit
The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 28-week periods ended July 16, 2011 and July 17, 2010.
(Dollars in thousands)

	28-week		28-week
	period ended	% of	period ended	% of	$	%
	July 16, 2011	Net Sales	July 17, 2010	Net Sales	Change	Change
Cost of goods sold	$(895,883)	70.2%	$(838,946)	69.5%	$56,937	6.8%
Distribution costs	(23,556)	1.8%	(23,510)	1.9%	46	0.2%

Gross profit	$357,334	28.0%	$344,392	28.5%	$12,942	3.8%

As a percentage of net sales, cost of goods sold increased during the 28-week period ended July 16, 2011 compared with the 28-week period ended July 17, 2010 due to the change in LIFO adjustments from income $0.1 million during the 28-week period ended July 17, 2010 to expense of $2.2 million during the 28-week period ended July 16, 2011. Excluding the impact of non-cash LIFO adjustments, cost of goods sold as a percentage of net sales was 70.0% and 69.5% during the 2011 and 2010 periods, respectively. This reflects the higher proportion of gasoline sales versus inside sales, as gasoline sales occur at lower margin rates.
As a percentage of net sales, distribution costs decreased during the 28-week period ended July 16, 2011 compared with the 28-week period ended July 17, 2010 due to a $0.9 million benefit from the “open book” supply agreement with C&S related to favorable gross margin, largely due to commodity forward buy activities. Additionally, we experienced a $0.4 million decrease in workers’ compensation costs resulting from an unfavorable claim adjustment related to C&S under the “open book” supply agreement during the 28-week period ended July 17, 2010. These factors were partially offset by the increase in period-over-period fuel costs.
Gross profit as a percentage of net sales decreased due to the aforementioned change in non-cash LIFO adjustments and change in sales mix.
Operating Expenses
The following table includes a comparison of operating expenses for the 28-week periods ended July 16, 2011 and July 17, 2010.
(Dollars in thousands)

	28-week		28-week
	period ended	% of	period ended	% of	$	%
	July 16, 2011	Net Sales	July 17, 2010	Net Sales	Change	Change
Wages, salaries and benefits	$175,338	13.7%	$167,506	13.9%	$7,832	4.7%
Selling and general expenses	56,821	4.5%	55,802	4.6%	1,019	1.8%
Administrative expenses	43,502	3.4%	62,507	5.2%	(19,005)	(30.4)%
Rent expense, net	10,115	0.8%	10,017	0.8%	98	1.0%
Depreciation and amortization	26,787	2.1%	33,714	2.8%	(6,927)	(20.5)%
Advertising	10,402	0.8%	12,355	1.0%	(1,953)	(15.8)%
Impairment	1,891	0.1%	—	N/A	1,891	N/A

Total	$324,856	25.4%	$341,901	28.3%	$(17,045)	(5.0)%

Wages, Salaries and Benefits
As a percentage of net sales, the decrease in wages, salaries and benefits during the 28-week period ended July 16, 2011 compared with the 28-week period ended July 17, 2010 was largely attributable to the more effective utilization of labor in the acquired and retained Penn Traffic supermarkets as a result of significant increases in sales levels in these stores. This was partially offset by vacation expense of $3.5 million during the 2010 period due to the benefit related to a policy change for union associates that modified the period over which vacation time is earned. Additionally, we experienced a $0.7 million increase in union health and welfare costs, as well as the impact of normal wage rate increases.
Selling and General Expenses
As a percentage of net sales, selling and general expenses remained consistent during the 28-week period ended July 16, 2011 compared with the 28-week period ended July 17, 2010.
Administrative Expenses
The decrease in administrative expenses during the 28-week period ended July 16, 2011 compared with the 28-week period ended July 17, 2010 was primarily attributable to a combined $20.2 million of Penn Traffic integration costs, one-time legal and professional fees related to the Acquisition and higher legal expenses associated with the FTC’s review of the acquired supermarkets recorded in administrative expenses during the 28-week period ended July 17, 2010. Additionally, we experienced a $2.7 million decrease in IT costs, largely resulting from our renegotiated IT services contract. These items were partially offset by normal wage rate increases and severance expense related to corporate headcount reductions during early 2011.
Rent Expense, Net
Rent expense reflects our rental expense for our supermarkets under operating lease arrangements, net of income we receive from various entities that rent space in our supermarkets under subleasing arrangements. Rent expense remained relatively consistent during the 28-week period ended July 16, 2011 compared with the 28-week period ended July 17, 2010.
Depreciation and Amortization
The decrease in depreciation and amortization during the 28-week period ended July 16, 2011 compared with the 28-week period ended July 17, 2010 was largely attributable to a significant amount of assets that became fully depreciated near the conclusion of the fiscal year ended January 1, 2011, partially offset by incremental depreciation and amortization associated with assets acquired as part of the Acquisition and 2010 and 2011 capital expenditure activity.
Advertising
The decrease in advertising during the 28-week period ended July 16, 2011 compared with the 28-week period ended July 17, 2010 was due to $1.5 million in costs associated with the communication of the Acquisition to our customers and the promotion of the grand re-openings related to the rebannered supermarkets during the 12-week period ended July 17, 2010. Additionally, we incurred incremental costs of $0.5 million due to duplicative circulars produced under the P&C, Quality Markets and Bi-Lo banners subsequent to the Acquisition during this same 2010 period.
Impairment
On June 30, 2011, the FTC approved our application to sell three supermarkets to Hometown Markets. The sale of these supermarkets closed in late July and early August 2011. As a result of the sale, we recorded a $1.9 million impairment within the condensed consolidated statements of operations for the 28-week period ended July 16, 2011, representing the excess of the carrying value of assets over the sale price.
Bargain Purchase
The excess of $15.7 million of the estimated fair value of Penn Traffic net assets acquired over the purchase price has been recognized as a gain in the condensed consolidated statement of operations for the 28-week period ended July 17, 2010. The allocation of the purchase price to the assets acquired and liabilities assumed from the Acquisition previously presented for the 28-week period ended July 17, 2010 has been retrospectively adjusted to reflect final acquisition accounting adjustments made during Fiscal 2010. This bargain purchase was attributable to the distressed status of Penn Traffic due to poor historical operating results, which led to its November 2009 bankruptcy filing.

Loss on Debt Extinguishment
On January 29, 2010, we entered into a $25.0 million bridge loan and an $11.0 million term loan, and capitalized related financing costs. As both the bridge loan and term loan were repaid in full on February 12, 2010 with the proceeds from the issuance of the additional $75.0 million of Senior Notes, unamortized costs of $0.7 and $0.3 million, respectively, were recorded as a loss on debt extinguishment in our condensed consolidated statement of operations for the 28-week period ended July 17, 2010.
Interest Expense, Net
The $1.1 million increase in interest expense during the 28-week period ended July 16, 2011 compared with the 28-week period ended July 17, 2010 was primarily attributable to incremental interest expense related to the $75.0 million Senior Notes issued on February 12, 2010 that were outstanding for only a portion of the 28-week period ended July 17, 2010.
Income Tax (Expense) Benefit
The income tax expense for the 28-week period ended July 16, 2011 reflects the establishment of additional valuation allowance against net deferred tax assets during the period. The overall effective tax rate was (61.7)%. The effective tax rate would have been 33.9% without the impact of the additional valuation allowance and discrete charges.
The income tax benefit for the 28-week period ended July 17, 2010 was primarily attributable to the reversal of $10.3 million of the valuation allowance established in Fiscal 2009. The reversal of the valuation allowance was the result of recording a deferred tax liability that resulted from the bargain purchase associated with the Acquisition. The timing of taxable income resulting from the amortization of the gain for tax purposes provides sufficient future taxable income to support the future deductibility of our deferred tax assets. The overall effective tax rate was 63.3%. The effective tax rate would have been 40.1% without the impact of adjustments to the valuation allowance, the bargain purchase, and discrete charges.
Net Loss
Our net loss improved to $1.8 million during the 28-week period ended July 16, 2011 compared with $5.6 million during the 28-week period ended July 17, 2010. The change in net loss was attributable to the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
On October 9, 2009, we issued $275.0 million of Senior Notes, bearing annual interest of 10.125%. We received proceeds from the Senior Notes issuance, net of a $4.5 million original issue discount, of $270.5 million. The Senior Notes mature October 15, 2015 and require semi-annual interest payments on April 15 and October 15. The Senior Notes are collateralized by (i) first-priority interests, subject to certain exceptions, in our warehouse distribution facility in Lancaster, New York, certain owned real property acquired by us following the issue date of the Senior Notes, intellectual property, equipment, stock of subsidiaries and substantially all of our other assets (other than leasehold interests in real property), other than assets securing the ABL Facility (as defined below) on a first priority basis (collectively, the “Notes Priority Collateral”), and (ii) second-priority interests, subject to certain exceptions and permitted liens, in our assets that secure the ABL Facility on a first-priority basis, including present and future receivables, inventory, prescription lists, deposit accounts and certain related rights and proceeds relating thereto (collectively, the “ABL Priority Collateral”).
Also effective October 9, 2009, we entered into the ABL Facility that expires on October 9, 2013. The ABL Facility allowed a maximum borrowing capacity of $70.0 million, including a sub-limit for the issuance of letters of credit, subject to a borrowing base calculation. The ABL Facility was amended on January 29, 2010 to increase the maximum borrowing capacity to $100.0 million. As of July 16, 2011, the unused commitment under the ABL Facility was $60.3 million, after giving effect to $14.2 million of letters of credit outstanding thereunder. Revolving loans under the ABL Facility will, at our option, bear interest at either i) LIBOR plus a margin of 350 to 400 basis points, determined based on levels of borrowing availability, or ii) the prime rate plus a margin of 250 to 300 basis points, determined based on levels of borrowing availability. The ABL Facility is collateralized primarily by (i) first-priority interests, subject to certain exceptions, in the ABL Priority Collateral and (ii) second-priority interests, subject to certain exceptions, in the Notes Priority Collateral.
On January 29, 2010, we completed the acquisition of substantially all assets and certain liabilities of Penn Traffic and its subsidiaries, including Penn Traffic’s 79 retail supermarkets. In addition to cash consideration of $85.0 million paid to Penn Traffic, we recorded $23.3 million of integration costs and $2.1 million of legal expenses associated with the FTC’s review of the acquired supermarkets during the fiscal year ended January 1, 2011, and $5.3 million and $1.1 million of transaction costs during the fiscal years ended January 1, 2011 and January 2, 2010, respectively. We sold certain of the acquired assets for $20.8 million during the fiscal year ended January 1, 2011.

On February 12, 2010, we issued an additional $75.0 million of Senior Notes on the same terms as the October 2009 issuance. We received proceeds of $76.1 million from this issuance, including a $1.1 million original issue premium. The proceeds were used, in part, to repay in full short-term borrowings that were entered into in order to finance the Acquisition. We incurred $4.7 million of financing costs related to the additional Senior Notes issuance, which were capitalized in other assets in our consolidated balance sheet during the fiscal year ended January 1, 2011.
The Senior Notes and ABL Facility contain customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sale or transfer of assets, payment of dividends, transactions involving affiliates, change in control and other matters customarily restricted in such agreements. Failure to meet any of these covenants would be an event of default. As of July 16, 2011, we were in compliance with all such covenants.
On January 29, 2010, we received $30.0 million of proceeds from the issuance of 44,776 shares of common stock to certain shareholders of Holding.
On July 26, 2010, we paid a dividend to our shareholders totaling $30.0 million, or $207.22 per share of common stock outstanding.
Our primary sources of cash are cash flows generated from our operations and borrowings under our ABL Facility. We believe that these sources will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next twelve months. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the grocery industry and financial, business, and other factors, some of which are beyond our control. Several of the factors affecting our future financial performance are discussed below and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 1, 2011.
Cash Flows Information
The following is a summary of cash provided by or used in each of the indicated types of activities:
(Dollars in thousands)

	28-week periods ended
	July 16, 2011	July 17, 2010
Cash provided by (used in):
Operating activities	$35,054	$25,285
Investing activities	(25,258)	(86,599)
Financing activities	(8,579)	82,669
Cash provided by operating activities during the 28-week period ended July 16, 2011 increased $9.8 million compared with the 28-week period ended July 17, 2010 due to a $28.8 million increase in earnings, adjusted for non-cash income and expenses. Operating cash flows for the 28-week period ended July 17, 2010 included $21.0 million of integration costs and one-time legal and professional fee cash expenditures related to the Acquisition. Changes in operating assets and liabilities represented a use of cash from operating activities of $5.9 million during the 2011 period, compared to a source of cash of $13.1 million during the 2010 period. This period-over-period change was primarily attributable to the timing of vendor payments and the resulting changes in accounts payable during the respective periods.
Cash used in investing activities during the 28-week period ended July 16, 2011 decreased $61.3 million compared with the 28-week period ended July 17, 2010, primarily due to cash consideration paid in connection with the Acquisition during the 28-week period ended July 17, 2010, net of proceeds from the subsequent divestiture of certain acquired assets. Cash paid for property and equipment totaled $25.9 million and $19.1 million during the 2011 and 2010 periods, respectively. We expect to invest approximately $40 million in capital expenditures during the next twelve months.
Cash (used in) provided by financing activities changed $91.2 million during the 28-week period ended July 16, 2011 compared with the 28-week period ended July 17, 2010 as a result of the issuance of an additional $75.0 million of Senior Notes and the proceeds of $30.0 million from the issuance of additional common shares during the 28-week period ended July 17, 2010. This was partially offset by the change in net borrowings and repayments related to the ABL Facility, as well as $5.3 million of deferred financing costs incurred during the 2010 period.

Multiemployer Pension Plans
We contribute to the United Food and Commercial Workers District Union Local One (“Local One”) Plan, a defined benefit multiemployer pension plan, under our collective bargaining agreements with Local One. The Local One Plan generally provides retirement benefits to participants based on their service to contributing employers. During the 28-week periods ended July 16, 2011 and July 17, 2010, we made contributions of $4.9 million and $4.5 million, respectively, to the Local One Plan.
We are required to increase our annual contributions to the Local One Plan pursuant to our collective bargaining agreements and the Local One Plan’s rehabilitation plan. We are also contingently liable for withdrawal liability in the event that we withdraw from the Local One Plan. In accordance with applicable accounting rules, our contingent withdrawal liability is not included in our condensed consolidated financial statements. We have no present intention to withdraw from the Local One Plan. For more information on future increases in our annual contribution rates and our contingent withdrawal liability, see the discussion of risk factors in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.
In addition, at the time our supply arrangement was entered into with C&S, certain of our warehouse personnel became employees of C&S, with C&S assuming our obligations under several multiemployer pension plans. Although we are not a sponsoring employer of, and make no contribution payments to any of these multiemployer pension plans, we have certain contractual indemnification obligations for withdrawal liability that may arise in the event of C&S’s withdrawal from such plans. According to estimates of the actuary for the multiemployer plan for which we indemnify C&S, the withdrawal liability for a withdrawal from such plans in 2011 would be $130.6 million.
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
CRITICAL ACCOUNTING POLICIES
Our financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Our audited consolidated financial statements as of January 1, 2011 include a description of certain critical accounting policies, including those related to vendor allowances, inventory valuation, valuation of tradename, valuation of long-lived assets, acquisition accounting, leases, self-insurance programs and income taxes.
Recent Accounting Pronouncements—Not Yet Adopted
In June 2011, the FASB issued ASU No. 2011-05. ASU No. 2011-05 provides companies two choices for presenting net income and comprehensive income: in a single continuous statement, or in two separate, but consecutive statements. Presenting comprehensive income in the statement of equity is no longer an option. ASU No. 2011-05 is effective for us beginning in the fiscal year ending December 29, 2012 and is not expected to have a material impact on our consolidated financial statements as it only changes the disclosures surrounding comprehensive income.

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
At times, we manage our exposure to interest rates and changes in the fair value of our debt instruments primarily through the strategic use of variable and fixed rate debt, and interest rate swaps. As of July 16, 2011, we did not have any outstanding interest rate swaps designated as fair value or cash flow hedges.

The table below provides information about our underlying debt portfolio. The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases, as of July 16, 2011. Interest rates reflect the weighted average rate for the outstanding instruments. The variable component of each variable rate debt instrument is based on the weighted average of LIBOR using the forward yield curve and the prime rate as of July 16, 2011. The Fair Value column includes the fair value of our debt instruments as of July 16, 2011. For more information, refer to Note 1 of our condensed consolidated financial statements.
(Dollars in thousands)

	Expected Fiscal Year of Maturity
	Remainder
	of 2011	2012	2013	2014	2015	Thereafter	Fair Value
Debt:
Fixed rate	$177	$434	$2,295	$280	$350,165	$—	$395,094
Average interest rate	7.1%	7.1%	3.5%	7.1%	10.1%	N/A

Variable rate	$—	$—	$12,500	$—	$—	$—	$12,500
Average interest rate	N/A	N/A	4.79%	N/A	N/A	N/A
COMMODITY PRICE RISK
We purchase products that are impacted by commodity prices and are therefore subject to price volatility caused by weather, market conditions and other factors, which are not considered predictable or within our control.

ITEM 4.	CONTROLS AND PROCEDURES
As of July 16, 2011, the Chief Executive Officer and the Chief Financial Officer, together with certain designated members of the finance and accounting organization, evaluated the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 16, 2011.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the 28-week period ended July 16, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
There are no material changes from risk factors for the Company disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

ITEM 6.	EXHIBITS

Exhibit No.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the quarterly report on Form 10-Q of Tops Holding Corporation for the quarter ended July 16, 2011, formatted in XBRL (Extensible Business Reporting Language):

(i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets,
(iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TOPS HOLDING CORPORATION

By:	/s/ William R. Mills
William R. Mills
Senior Vice President, Chief Financial Officer
August 29, 2011