Form 10-Q
period 2011-10-08
Tops Holding Corp
filed 2011-11-21
CIK 1483173

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 8, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE TRANSITION PERIOD FROM                     TO
COMMISSION FILE NUMBER 333-168065

TOPS HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	26-1252536 (I.R.S. Employer Identification No.)
incorporation or organization)

6363 Main Street, Williamsville, New York 14221 (Address of principal executive office, including zip code)	(716) 635-5000 (Telephone Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 21, 2011, 144,776 shares of common stock of the registrant were outstanding.

TOPS HOLDING CORPORATION

i

PART I — FINANCIAL INFORMATION (Unaudited)

ITEM 1.	FINANCIAL STATEMENTS
TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	October 8, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$19,357	$17,419
Accounts receivable, net	57,304	57,044
Inventory, net	117,420	117,328
Prepaid expenses and other current assets	15,575	14,093
Assets held for sale	—	650
Income taxes refundable	195	200
Current deferred tax assets	2,265	2,265

Total current assets	212,116	208,999

Property and equipment, net	364,129	378,575
Intangible assets, net (Note 3)	72,678	79,072
Other assets	11,732	13,705

Total assets	$660,655	$680,351

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$78,390	$93,311
Accrued expenses and other current liabilities (Note 4)	81,484	79,123
Current portion of capital lease obligations	12,580	11,095
Current portion of long-term debt (Note 5)	427	402

Total current liabilities	172,881	183,931

Capital lease obligations	162,495	172,216
Long-term debt (Note 5)	360,224	365,262
Other long-term liabilities	20,732	21,099
Non-current deferred tax liabilities	4,313	3,354

Total liabilities	720,645	745,862

Shareholders’ deficit:
Common shares ($0.001 par value; 300,000 authorized shares, 144,776 shares issued & outstanding)	—	—
Paid-in capital	(1,792)	(2,668)
Accumulated deficit	(57,862)	(62,507)
Accumulated other comprehensive loss, net of tax	(336)	(336)

Total shareholders’ deficit	(59,990)	(65,511)

Total liabilities and shareholders’ deficit	$660,655	$680,351

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	12-week periods ended		40-week periods ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
Net sales	$538,606	$519,859	$1,815,379	$1,726,707
Cost of goods sold	(375,211)	(362,206)	(1,271,094)	(1,201,152)
Distribution costs	(10,470)	(10,752)	(34,026)	(34,262)

Gross profit	152,925	146,901	510,259	491,293

Operating expenses:
Wages, salaries and benefits	(69,691)	(70,871)	(245,029)	(238,377)
Selling and general expenses	(23,774)	(24,381)	(80,595)	(80,188)
Administrative expenses (inclusive of share-based compensation expense of $264, $21, $876 and $447)	(17,639)	(19,670)	(61,141)	(82,172)
Rent expense, net	(4,301)	(4,518)	(14,416)	(14,535)
Depreciation and amortization	(12,040)	(15,090)	(38,827)	(48,804)
Advertising	(3,838)	(5,923)	(14,240)	(18,278)
Impairment charges (Note 7)	(900)	—	(2,791)	—

Total operating expenses	(132,183)	(140,453)	(457,039)	(482,354)

Operating income	20,742	6,448	53,220	8,939

Bargain purchase	—	—	—	15,681

Loss on debt extinguishment	—	(33)	—	(1,041)

Interest expense, net	(13,997)	(14,368)	(47,585)	(46,852)

Income (loss) before income taxes	6,745	(7,953)	5,635	(23,273)

Income tax (expense) benefit (Note 6)	(305)	397	(990)	10,096

Net income (loss)	$6,440	$(7,556)	$4,645	$(13,177)

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	40-week periods ended
	October 8, 2011	October 9, 2010
Cash flows provided by operating activities:
Net income (loss)	$4,645	$(13,177)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,454	59,752
Impairment charges	2,791	—
Amortization of deferred financing costs	2,030	1,791
LIFO inventory valuation adjustments	1,044	383
Deferred income taxes	959	(10,288)
Share-based compensation expense	876	447
Bargain purchase	—	(15,681)
Loss on debt extinguishment	—	1,041
Other	584	223
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	232	(7,641)
Increase in inventory, net	(1,678)	(7,779)
(Increase) decrease in prepaid expenses and other current assets	(1,482)	2,278
Decrease in income taxes refundable	5	162
(Decrease) increase in accounts payable	(15,260)	22,397
Increase in accrued expenses and other current liabilities	5,927	9,640
(Decrease) increase in other long-term liabilities	(670)	2,390

Net cash provided by operating activities	51,457	45,938

Cash flows used in investing activities:
Cash paid for property and equipment	(37,348)	(34,280)
Proceeds from sale of assets	1,250	20,738
Proceeds from insurable loss recovery	50	—
Acquisition of Penn Traffic assets	—	(85,023)

Net cash used in investing activities	(36,048)	(98,565)

Cash flows (used in) provided by financing activities:
Borrowings on ABL Facility	454,500	191,400
Repayments on ABL Facility	(459,500)	(205,400)
Principal payments on capital leases	(8,426)	(7,007)
Proceeds from long-term debt borrowings	—	112,125
Repayments of long-term debt borrowings	(327)	(36,283)
Change in bank overdraft position	339	348
Deferred financing costs incurred	(57)	(5,677)
Proceeds from issuance of common shares	—	30,000
Dividend to shareholders	—	(30,000)

Net cash (used in) provided by financing activities	(13,471)	49,506

Net increase (decrease) in cash and cash equivalents	1,938	(3,121)
Cash and cash equivalents—beginning of period	17,419	19,722

Cash and cash equivalents—end of period	$19,357	$16,601

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
Tops employs approximately 12,600 associates. Approximately 91% of these associates are members of United Food and Commercial Workers (“UFCW”) District Union Local One (“Local One”) or two other UFCW unions that represented certain of the employees from the retained Penn Traffic supermarkets. All other Tops’ associates are non-union serving primarily in management, field support, or pharmacist roles. Tops was a party to five collective bargaining agreements with Local One that expired between April 2011 and July 2011. New agreements have been ratified by Local One that expire between April 2014 and July 2014. The two non-Local One UFCW collective bargaining agreements expire in March 2012 and April 2013.
On January 29, 2010, the Company completed the acquisition of substantially all assets and certain liabilities of The Penn Traffic Company (“Penn Traffic”) and its subsidiaries, including Penn Traffic’s 79 retail supermarkets, in exchange for cash consideration of $85.0 million. Twenty-four of the acquired supermarkets were closed or sold during 2010. In August 2010, the Federal Trade Commission (“FTC”) issued a Proposed Order that would require Tops to sell seven of the retained supermarkets. On June 30, 2011, the FTC approved a modified Final Order requiring the sale of the seven supermarkets and the retention by the Company of a divestiture trustee to market the supermarkets subject to the Final Order. Also on June 30, 2011, the FTC approved the application by Tops to sell three of these supermarkets to Hometown Markets, LLC (“Hometown Markets”). The sale of these supermarkets closed during the 12-week period ended October 8, 2011. On September 27, 2011, as the divestiture trustee was unable to identify a potential buyer for three of the remaining supermarkets subject to the Final Order, control of these supermarkets reverted to the Company. The Company continues to operate two of these supermarkets, while the third supermarket was closed on October 15, 2011. Also on September 27, 2011, the FTC approved a 90-day extension for the divestiture trustee to market the remaining supermarket subject to the Final Order. During November 2011, a petition was filed by the divestiture trustee with the FTC for approval of a proposed divestiture of this remaining supermarket.
As of November 21, 2011, the Company operates 51 of the 79 acquired supermarkets. Excluding the two supermarkets control of which has reverted to the Company and which the Company continues to operate, net sales and operating loss for the supermarkets subject to the Final Order were $3.5 million and $0.4 million, respectively, during the 12-week period ended October 8, 2011, and $25.5 million and $2.0 million, respectively, during the 40-week period ended October 8, 2011. As of November 21, 2011, the Company operates 125 supermarkets with an additional 5 supermarkets operated by franchisees.
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
The Company’s condensed consolidated financial statements for the 12-week and 40-week periods ended October 8, 2011 and October 9, 2010 are unaudited, and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.

The allocation of the purchase price to the assets acquired and liabilities assumed from the Penn Traffic acquisition previously presented for the 40-week period ended October 9, 2010 has been retrospectively adjusted to reflect final acquisition accounting adjustments made during the fiscal year ended January 1, 2011. See Note 2 to the audited consolidated financial statements of Tops Holding Corporation for the fiscal year ended January 1, 2011 for a summary of the final purchase price allocation.
Segments
The Company operates 125 supermarkets with an additional 5 supermarkets operated by franchisees, which offer grocery, produce, frozen, dairy, meat, floral, seafood, health and beauty care, general merchandise, deli and bakery goods. As of October 8, 2011, 79 of the supermarkets offered pharmacy services and 40 fuel centers were in operation. Across all 125 supermarkets, the Company operates one format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers. The Company has concluded that each individual supermarket is an operating segment. The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, earnings and total assets, are its only reportable segment.
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
The following table presents sales revenue by type of similar product (dollars in thousands):

	12-week periods ended				40-week periods ended
	October 8, 2011		October 9, 2010		October 8, 2011		October 9, 2010
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Non-perishables(1)	$306,687	56.9%	$301,209	57.9%	$1,024,900	56.5%	$996,726	57.7%
Perishables(2)	141,048	26.2%	137,610	26.5%	485,099	26.7%	467,757	27.1%
Fuel	47,633	8.8%	36,339	7.0%	158,126	8.7%	112,221	6.5%
Pharmacy	39,590	7.4%	41,368	8.0%	134,894	7.4%	138,721	8.0%
Other(3)	3,648	0.7%	3,333	0.6%	12,360	0.7%	11,282	0.7%

	$538,606	100.0%	$519,859	100.0%	$1,815,379	100.0%	$1,726,707	100.0%

(1)	Non-perishables consist of grocery, dairy, frozen, general merchandise, health and beauty care and other non-perishable related products.

(2)	Perishables consist of produce, meat, seafood, bakery, deli, floral, prepared foods and other perishable related products.

(3)	Other primarily consists of franchise income and service commission income, including lottery, money orders and money transfers.
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
Fair Value of Financial Instruments
The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” establish a framework for measuring fair value and a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:
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

The carrying amount of the Company’s cash and cash equivalents at October 8, 2011 represents fair value as it includes cash on deposit with commercial banks.
The fair value of the Company’s senior secured notes is based on quoted market prices. At October 8, 2011, the fair value of total debt excluding capital leases was $399.5 million, compared to a carrying value of $360.7 million. At January 1, 2011, the fair value of total debt excluding capital leases was $408.4 million, compared to a carrying value of $365.7 million.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment is effective for the Company beginning in the fiscal year ending December 29, 2012 and will be applied retrospectively. This amendment will change the manner in which the Company presents comprehensive income.
In September 2011, the FASB issued ASU No. 2011-09, “Disclosure Requirements for Employers subject to Multiemployer Pension Plans.” ASU No. 2011-09 requires additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. For significant multiemployer plans in which an employer participates, the additional disclosures include the plan name and identifying number, contributions to the plan and whether such contributions represent 5% of the total contributions made to the plan by all employers, indication of funded status, minimum contribution requirements under collective-bargaining agreements and expirations of such agreements. For plans that do not have publicly available information other than employer financial statements, additional qualitative and quantitative disclosures are required including the description of the nature of the plan benefits, the extent to which the employer could be responsible for the obligations of the plan and, to the extent available, total plan assets, actuarial present value of accumulated plan benefits and total contributions received by the plan as of the most recent date available. This update is effective for the Company’s fiscal year ending December 31, 2011.
The Company has assessed other recent accounting pronouncements noting no material impact on the Company’s consolidated financial statements as of the date of this Quarterly Report on Form 10-Q.
3. INTANGIBLE ASSETS, NET
Intangible assets, net of accumulated amortization, consist of the following (dollars in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
October 8, 2011	Amount	Amortization	Amount	Period
Tradename — indefinite lived	$41,011	$—	$41,011	Indefinite life
Customer relationships	27,751	(18,626)	9,125	8.2
Favorable/unfavorable lease rights	21,392	(9,725)	11,667	9.0
Franchise agreements	11,538	(4,049)	7,489	11.0
Tradenames — definite lived	4,200	(1,315)	2,885	8.5
Other	706	(205)	501	4.0

	$106,598	$(33,920)	$72,678	9.0

	Gross		Net
	Carrying	Accumulated	Carrying
January 1, 2011	Amount	Amortization	Amount
Tradename — indefinite lived	$41,011	$—	$41,011
Customer relationships	27,751	(15,231)	12,520
Favorable/unfavorable lease rights	21,392	(7,902)	13,490
Franchise agreements	11,538	(3,242)	8,296
Tradenames — definite lived	4,200	(700)	3,500
Other	497	(242)	255

	$106,389	$(27,317)	$79,072

The Tops tradename is reviewed for impairment annually or more frequently if impairment indicators arise. Based on the Company’s assessment, no impairment indicators were present during the 40-week periods ended October 8, 2011 and October 9, 2010.
During the 12-week periods ended October 8, 2011 and October 9, 2010, amortization expense was $1.9 million and $2.7 million, respectively. During the 40-week periods ended October 8, 2011 and October 9, 2010, amortization expense was $6.6 million and $8.0 million, respectively. Such amortization is included in administrative expenses in the condensed consolidated statements of operations.
As of October 8, 2011, expected future amortization of intangible assets is as follows (dollars in thousands):

2011 (remaining period)	$1,920
2012	6,917
2013	6,072
2014	5,272
2015	4,037
Thereafter	7,449
4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (dollars in thousands):

	October 8, 2011	January 1, 2011
Wages, taxes and benefits	$18,865	$18,918
Interest payable	17,167	8,318
Lottery	10,068	10,083
Union medical, pension and 401(k)	4,568	4,598
Utilities	4,090	2,980
Self-insurance reserves	4,013	1,406
Sales and use tax	3,243	2,101
Gift cards	2,634	4,271
Money orders	2,496	3,651
Property and equipment expenditures	2,466	6,107
Repairs and maintenance	2,154	2,054
Professional and legal fees	1,346	3,640
Other	8,374	10,996

	$81,484	$79,123

5. DEBT
Long-term debt comprises the following (dollars in thousands):

	October 8, 2011	January 1, 2011
Senior Notes	$350,000	$350,000
Discount on Senior Notes, net	(2,600)	(2,914)
ABL Facility	10,000	15,000
Other loans	2,260	2,400
Mortgage note payable	991	1,178

Total debt	360,651	365,664
Current portion	(427)	(402)

Total long-term debt	$360,224	$365,262

On October 9, 2009, the Company issued $275.0 million of senior secured notes, bearing interest of 10.125% (the “Senior Notes”). The Company received proceeds from the issuance of the Senior Notes, net of a $4.5 million original issue discount, of $270.5 million. The Senior Notes mature October 15, 2015 and require semi-annual interest payments on April 15 and October 15. The Senior Notes are collateralized by (i) first-priority interests, subject to certain exceptions, in the Company’s warehouse distribution facility in Lancaster, New York, certain owned real property acquired by the Company, Tops Markets and the guarantors, Tops PT, LLC and Tops Gift Card Company, LLC, following the issue date of the Senior Notes, intellectual property, equipment, stock of subsidiaries and substantially all other assets of the Company, Tops Markets and the guarantors (other than leasehold interests in real property), other than assets securing the Company’s asset-based lending facility (the “ABL Facility”) on a first priority basis (collectively, the “Notes Priority Collateral”), and (ii) second-priority interests, subject to certain exceptions and permitted liens, in the assets of the Company, Tops Markets and the guarantors that secure the ABL Facility on a first-priority basis, including present and future receivables, inventory, prescription lists, deposit accounts and certain related rights and proceeds relating thereto (collectively, the “ABL Priority Collateral”).

Also effective October 9, 2009, the Company entered into the revolving ABL Facility, which expires on October 9, 2013. The ABL Facility allowed a maximum borrowing capacity of $70.0 million, including a sub-limit for the issuance of letters of credit, subject to a borrowing base calculation. The ABL Facility was amended on January 29, 2010 to increase its borrowing capacity by up to $41.0 million, consisting of an increase in the amount available under the revolving credit facility of $30.0 million and a term loan of $11.0 million, in each case subject to a borrowing base calculation. The term loan was repaid in full with the proceeds from the $75.0 million of Senior Notes issued on February 12, 2010, as further described below. Based upon the borrowing base calculation as of October 8, 2011, the unused availability under the ABL Facility was $60.2 million, after giving effect to $14.2 million of letters of credit outstanding thereunder. Revolving loans under the ABL Facility will, at the Company’s option, bear interest at either i) LIBOR plus a margin of 350 to 400 basis points, determined based on levels of borrowing availability, or ii) the prime rate plus a margin of 250 to 300 basis points, determined based on levels of borrowing availability. The ABL Facility is collateralized primarily by (i) first-priority interests, subject to certain exceptions, in the ABL Priority Collateral and (ii) second-priority interests, subject to certain exceptions, in the Notes Priority Collateral.
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
The instruments governing the Senior Notes and ABL Facility impose customary affirmative and negative covenants on the Company, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sale or transfer of assets, payment of dividends, transactions involving affiliates, and change in control. Failure to meet any of these covenants would be an event of default. As of October 8, 2011 and January 1, 2011, the Company was in compliance with all such covenants.
6. INCOME TAXES
Income tax (expense) benefit was as follows (dollars in thousands):

	12-week periods ended		40-week periods ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
Current	$(11)	$397	$(31)	$(192)
Deferred	(294)	—	(959)	10,288

	$(305)	$397	$(990)	$10,096

The income tax expense for the 12-week period ended October 8, 2011 primarily reflects the establishment of additional valuation allowance against net deferred tax assets during the period. The overall effective tax rate was 4.5%. The effective tax rate would have been 35.6% without the impact of adjustments to the valuation allowance and discrete charges.
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
The income tax expense for the 40-week period ended October 8, 2011 primarily reflects the establishment of additional valuation allowance against net deferred tax assets during the period. The overall effective tax rate was 17.6%. The effective tax rate would have been 35.8% without the impact of adjustments to the valuation allowance and discrete charges.
The income tax benefit for the 40-week period ended October 9, 2010 was primarily attributable to the reversal of $10.3 million of the valuation allowance established in the fiscal year ended January 2, 2010. The reversal of the valuation allowance was the result of recording a deferred tax liability that resulted from the bargain purchase associated with the Penn Traffic acquisition. The timing of taxable income resulting from the amortization of the gain for tax purposes provides sufficient future taxable income to support the future deductibility of the Company’s deferred tax assets. The overall effective rate for the 40-week period ended October 9, 2010 was 43.4%. The effective tax rate would have been 40.0% without the impact of adjustments to the valuation allowance, the bargain purchase, and discrete charges.

7. IMPAIRMENT CHARGES
On June 30, 2011, the FTC approved an application by Tops to sell three supermarkets acquired as part of the Penn Traffic acquisition to Hometown Markets. The sale of these supermarkets closed in late July and early August 2011. As a result of the sale, the Company recorded a $1.9 million impairment within the condensed consolidated statements of operations for the 40-week period ended October 8, 2011, representing the excess of the carrying value of assets over the sale price.
During November 2011, the Company executed an agreement to sell the remaining supermarket acquired from Penn Traffic subject to the Final Order from the FTC. As a result of the potential sale, the Company recorded a $0.9 million impairment within the condensed consolidated statements of operations for the 12-week and 40-week periods ended October 8, 2011, representing the excess of the carrying value of assets over the sale price.
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
Effective November 30, 2007, Holding entered into a Transaction and Monitoring Fee Agreement with Morgan Stanley and HSBC Bank. In consideration of certain services provided to Holding, the Company pays an annual monitoring fee of $0.8 million to Morgan Stanley and $0.2 million to HSBC, payable on a quarterly basis. During each of the 12-week periods ended October 8, 2011 and October 9, 2010, the Company paid $0.2 million related to this agreement. For each of the 40-week periods ended October 8, 2011 and October 9, 2010, the Company paid $0.7 million related to this agreement. These fees are included in administrative expenses in the condensed consolidated statements of operations.
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
The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets as of October 8, 2011 and January 1, 2011 for Holding and Tops Markets, the Guarantor Subsidiaries, and for the Company on a consolidated basis, the related statements of operations for the 12-week and 40-week periods ended October 8, 2011 and October 9, 2010, and the related statements of cash flows for the 40-week periods ended October 8, 2011 and October 9, 2010.
For purposes of the guarantor financial statements, the Company and its subsidiaries determine the applicable tax provision for each entity generally using the separate return method. Under this method, current and deferred taxes are allocated to each reporting entity as if it were to file a separate tax return. The rules followed by the reporting entity in computing its tax obligation or refund, including the effects of the alternative minimum tax, would be the same as those followed in filing a separate return with the IRS. However, for purposes of evaluating an entity’s ability to realize its tax attributes, the Company assesses whether it is more likely than not that those assets will be realized at the consolidated level. Any differences in the total of the income tax provision for Holding only, Tops Markets only and the Guarantor Subsidiaries, as calculated on the separate return method, and the consolidated income tax provision, are eliminated in consolidation.

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
OCTOBER 8, 2011
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$18,488	$869	$—	$19,357
Accounts receivable, net	—	45,106	12,198	—	57,304
Intercompany receivables	—	3,563	12,438	(16,001)	—
Inventory, net	—	82,802	34,618	—	117,420
Prepaid expenses and other current assets	—	12,360	3,215	—	15,575
Income taxes refundable	—	195	—	—	195
Current deferred tax assets	—	1,657	—	608	2,265

Total current assets	—	164,171	63,338	(15,393)	212,116

Property and equipment, net	—	288,568	75,561	—	364,129
Intangible assets, net	—	63,213	9,465	—	72,678
Other assets	—	11,732	3,041	(3,041)	11,732
Investment in subsidiaries	(71,282)	109,231	—	(37,949)	—

Total assets	$(71,282)	$636,915	$151,405	$(56,383)	$660,655

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$60,253	$18,137	$—	$78,390
Intercompany payables	3,563	12,438	—	(16,001)	—
Accrued expenses and other current liabilities	1,027	65,132	16,069	(744)	81,484
Current portion of capital lease obligations	—	12,543	37	—	12,580
Current portion of long-term debt	—	427	—	—	427
Current deferred tax liabilities	—	—	11	(11)	—

Total current liabilities	4,590	150,793	34,254	(16,756)	172,881

Capital lease obligations	—	158,734	3,761	—	162,495
Long-term debt	—	363,265	—	(3,041)	360,224
Other long-term liabilities	—	17,561	3,171	—	20,732
Non-current deferred tax liabilities	—	17,037	988	(13,712)	4,313

Total liabilities	4,590	707,390	42,174	(33,509)	720,645

Total shareholders’ (deficit) equity	(75,872)	(70,475)	109,231	(22,874)	(59,990)

Total liabilities and shareholders’ (deficit) equity	$(71,282)	$636,915	$151,405	$(56,383)	$660,655

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
JANUARY 1, 2011
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$16,689	$730	$—	$17,419
Accounts receivable, net	—	43,696	13,348	—	57,044
Intercompany receivables	—	2,850	13,091	(15,941)	—
Inventory, net	—	80,060	37,268	—	117,328
Prepaid expenses and other current assets	—	11,445	2,648	—	14,093
Assets held for sale	—	—	650	—	650
Income taxes refundable	—	200	—	—	200
Current deferred tax assets	—	1,657	—	608	2,265

Total current assets	—	156,597	67,735	(15,333)	208,999

Property and equipment, net	—	309,856	68,719	—	378,575
Intangible assets, net	—	68,048	11,024	—	79,072
Other assets	—	13,705	3,041	(3,041)	13,705
Investment in subsidiaries	(75,094)	104,799	—	(29,705)	—

Total assets	$(75,094)	$653,005	$150,519	$(48,079)	$680,351

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$69,881	$23,430	$—	$93,311
Intercompany payables	2,850	13,091	—	(15,941)	—
Accrued expenses and other current liabilities	544	62,099	17,224	(744)	79,123
Current portion of capital lease obligations	—	10,754	341	—	11,095
Current portion of long-term debt	—	402	—	—	402
Current deferred tax liabilities	—	—	11	(11)	—

Total current liabilities	3,394	156,227	41,006	(16,696)	183,931

Capital lease obligations	—	168,743	3,473	—	172,216
Long-term debt	—	368,303	—	(3,041)	365,262
Other long-term liabilities	—	17,941	3,158	—	21,099
Non-current deferred tax liabilities liabilities	—	16,078	(1,917)	(10,807)	3,354

Total liabilities	3,394	727,292	45,720	(30,544)	745,862

Total shareholders’ (deficit) equity equity	(78,488)	(74,287)	104,799	(17,535)	(65,511)

Total liabilities and shareholders’ (deficit) equity	$(75,094)	$653,005	$150,519	$(48,079)	$680,351

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE 12-WEEK PERIOD ENDED OCTOBER 8, 2011
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$404,076	$134,735	$(205)	$538,606
Cost of goods sold	—	(284,998)	(90,213)	—	(375,211)
Distribution costs	—	(7,507)	(2,963)	—	(10,470)

Gross profit	—	111,571	41,559	(205)	152,925

Operating expenses:
Wages, salaries and benefits	—	(49,694)	(19,997)	—	(69,691)
Selling and general expenses	—	(16,658)	(7,321)	205	(23,774)
Administrative expenses	(646)	(12,519)	(4,474)	—	(17,639)
Rent expense, net	—	(2,222)	(2,079)	—	(4,301)
Depreciation and amortization	—	(9,108)	(2,932)	—	(12,040)
Advertising	—	(2,703)	(1,135)	—	(3,838)
Impairment charge	—	—	(900)	—	(900)

Total operating expenses	(646)	(92,904)	(38,838)	205	(132,183)

Operating (loss) income	(646)	18,667	2,721	—	20,742

Interest expense, net	—	(13,951)	(46)	—	(13,997)
Equity income from subsidiaries	6,027	1,616	—	(7,643)	—

Income before income taxes	5,381	6,332	2,675	(7,643)	6,745

Income tax expense	—	(305)	(1,059)	1,059	(305)

Net income	$5,381	$6,027	$1,616	$(6,584)	$6,440

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE 12-WEEK PERIOD ENDED OCTOBER 9, 2010
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$386,600	$133,444	$(185)	$519,859
Cost of goods sold	—	(273,878)	(88,328)	—	(362,206)
Distribution costs	—	(7,584)	(3,168)	—	(10,752)

Gross profit	—	105,138	41,948	(185)	146,901

Operating expenses:
Wages, salaries and benefits	—	(50,811)	(20,060)	—	(70,871)
Selling and general expenses	—	(16,133)	(8,433)	185	(24,381)
Administrative expenses	(293)	(14,979)	(4,398)	—	(19,670)
Rent expense, net	—	(2,355)	(2,163)	—	(4,518)
Depreciation and amortization	—	(13,172)	(1,918)	—	(15,090)
Advertising	—	(3,454)	(2,469)	—	(5,923)

Total operating expenses	(293)	(100,904)	(39,441)	185	(140,453)

Operating (loss) income	(293)	4,234	2,507	—	6,448

Loss on debt extinguishment	—	(33)	—	—	(33)
Interest expense, net	—	(14,284)	(84)	—	(14,368)
Equity income from subsidiaries	2,065	1,463	—	(3,528)	—

Income (loss) before income taxes	1,772	(8,620)	2,423	(3,528)	(7,953)

Income tax benefit (expense)	—	10,685	(960)	(9,328)	397

Net income	$1,772	$2,065	$1,463	$(12,856)	$(7,556)

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE 40-WEEK PERIOD ENDED OCTOBER 8, 2011
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,362,912	$453,265	$(798)	$1,815,379
Cost of goods sold	—	(968,236)	(302,858)	—	(1,271,094)
Distribution costs	—	(24,307)	(9,719)	—	(34,026)

Gross profit	—	370,369	140,688	(798)	510,259

Operating expenses:
Wages, salaries and benefits	—	(175,680)	(69,349)	—	(245,029)
Selling and general expenses	—	(56,339)	(25,054)	798	(80,595)
Administrative expenses	(2,072)	(43,660)	(15,409)	—	(61,141)
Rent expense, net	—	(7,525)	(6,891)	—	(14,416)
Depreciation and amortization	—	(29,466)	(9,361)	—	(38,827)
Advertising	—	(9,929)	(4,311)	—	(14,240)
Impairment charges	—	—	(2,791)	—	(2,791)

Total operating expenses	(2,072)	(322,599)	(133,166)	798	(457,039)

Operating (loss) income	(2,072)	47,770	7,522	—	53,220

Interest expense, net	—	(47,400)	(185)	—	(47,585)
Equity income from subsidiaries	3,812	4,432	—	(8,244)	—

Income before income taxes	1,740	4,802	7,337	(8,244)	5,635

Income tax expense	—	(990)	(2,905)	2,905	(990)

Net income	$1,740	$3,812	$4,432	$(5,339)	$4,645

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE 40-WEEK PERIOD ENDED OCTOBER 9, 2010
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,306,007	$421,394	$(694)	$1,726,707
Cost of goods sold	—	(920,963)	(280,189)	—	(1,201,152)
Distribution costs	—	(24,340)	(9,922)	—	(34,262)

Gross profit	—	360,704	131,283	(694)	491,293

Operating expenses:
Wages, salaries and benefits	—	(171,811)	(66,566)	—	(238,377)
Selling and general expenses	—	(54,537)	(26,345)	694	(80,188)
Administrative expenses	(1,558)	(66,127)	(14,487)	—	(82,172)
Rent expense, net	—	(7,380)	(7,155)	—	(14,535)
Depreciation and amortization	—	(43,377)	(5,427)	—	(48,804)
Advertising	—	(12,825)	(5,453)	—	(18,278)

Total operating expenses	(1,558)	(356,057)	(125,433)	694	(482,354)

Operating (loss) income	(1,558)	4,647	5,850	—	8,939

Bargain purchase	—	—	15,681	—	15,681
Loss on debt extinguishment	—	(1,041)	—	—	(1,041)
Interest (expense) income, net	—	(46,900)	48	—	(46,852)
Equity (loss) income from subsidiaries	(13,955)	19,243	—	(5,288)	—

(Loss) income before income taxes	(15,513)	(24,051)	21,579	(5,288)	(23,273)

Income tax benefit (expense)	—	10,096	(2,336)	2,336	10,096

Net (loss) income	$(15,513)	$(13,955)	$19,243	$(2,952)	$(13,177)

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE 40-WEEK PERIOD ENDED OCTOBER 8, 2011
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(713)	$35,274	$16,896	$—	$51,457

Cash flows used in investing activities:
Cash paid for property and equipment	—	(18,933)	(18,415)	—	(37,348)
Proceeds from sale of assets	—	—	1,250	—	1,250
Proceeds from insurable loss recovery	—	—	50	—	50
Change in intercompany receivables position	—	(713)	654	59	—

Net cash used in investing activities	—	(19,646)	(16,461)	59	(36,048)

Cash flows provided by (used in) financing activities:
Borrowings on ABL Facility	—	454,500	—	—	454,500
Repayments on ABL Facility	—	(459,500)	—	—	(459,500)
Principal payments on capital leases	—	(8,130)	(296)	—	(8,426)
Repayments of long-term debt borrowings	—	(327)	—	—	(327)
Change in bank overdraft position	—	339	—	—	339
Deferred financing costs incurred	—	(57)	—	—	(57)
Change in intercompany payables position	713	(654)	—	(59)	—

Net cash provided by (used in) financing activities	713	(13,829)	(296)	(59)	(13,471)

Net increase in cash and cash equivalents	—	1,799	139	—	1,938
Cash and cash equivalents— beginning of period	—	16,689	730	—	17,419

Cash and cash equivalents— end of period	$—	$18,488	$869	$—	$19,357

TOPS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE 40-WEEK PERIOD ENDED OCTOBER 9, 2010
(Dollars in thousands)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(713)	$37,812	$8,839	$—	$45,938

Cash flows used in investing activities:
Acquisition of Penn Traffic assets	—	—	(85,023)	—	(85,023)
Proceeds from sale of assets	—	—	20,738	—	20,738
Cash paid for property and equipment	—	(21,585)	(12,695)	—	(34,280)
Investment in subsidiaries	—	(85,023)	—	85,023	—
Change in intercompany receivables position	—	(713)	(16,018)	16,731	—

Net cash used in investing activities	—	(107,321)	(92,998)	101,754	(98,565)

Cash flows provided by financing activities:
Proceeds from long-term debt borrowings	—	112,125	—	—	112,125
Repayments of long-term debt borrowings	—	(36,283)	—	—	(36,283)
Borrowings on ABL Facility	—	191,400	—	—	191,400
Repayments on ABL Facility	—	(205,400)	—	—	(205,400)
Proceeds from issuance of common shares	30,000	30,000	—	(30,000)	30,000
Dividend to shareholders	(30,000)	(30,000)	—	30,000	(30,000)
Deferred financing costs incurred	—	(5,677)	—	—	(5,677)
Principal payments on capital leases	—	(6,787)	(220)	—	(7,007)
Capital contribution	—	—	85,023	(85,023)	—
Change in bank overdraft position	—	348	—	—	348
Change in intercompany payables position	713	16,018	—	(16,731)	—

Net cash provided by financing activities	713	65,744	84,803	(101,754)	49,506

Net (decrease) increase in cash and cash equivalents	—	(3,765)	644	—	(3,121)
Cash and cash equivalents— beginning of period	—	19,712	10	—	19,722

Cash and cash equivalents— end of period	$—	$15,947	$654	$—	$16,601

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
COMPANY OVERVIEW
We are a leading supermarket retailer in our Upstate New York and Northern Pennsylvania markets. Introduced in 1962, our Tops brand is widely recognized as a strong retail supermarket brand name in our markets supported by strong customer loyalty and attractive supermarket locations. We are headquartered in Williamsville, New York and have approximately 12,600 associates. Approximately 91% of our associates are members of Local One or two other UFCW unions that represented certain of the employees from the retained Penn Traffic supermarkets. All other Tops’ associates are non-union serving primarily in management, field support, or pharmacist roles. We were a party to five collective bargaining agreements with Local One that expired between April 2011 and July 2011. New agreements have been ratified by Local One that expire between April 2014 and July 2014. The two non-Local One UFCW collective bargaining agreements expire in March 2012 and April 2013.
In this discussion, the terms “we,” “our,” “us” and the “Company” refer to Tops Holding Corporation and its consolidated subsidiaries, including its wholly-owned subsidiary Tops Markets, LLC.
On January 29, 2010, we completed the acquisition of substantially all assets and certain liabilities of Penn Traffic and its subsidiaries, including Penn Traffic’s 79 retail supermarkets, in exchange for cash consideration of $85.0 million. Twenty-four of the acquired supermarkets were closed or sold during 2010. In August 2010, the FTC issued a Proposed Order that would require us to sell seven of the retained supermarkets. On June 30, 2011, the FTC approved a modified Final Order requiring the sale of the seven supermarkets and the retention of a divestiture trustee to market the supermarkets subject to the Final Order. Also on June 30, 2011, the FTC approved our application to sell three of these supermarkets to Hometown Markets. The sale of these supermarkets closed during the 12-week period ended October 8, 2011. On September 27, 2011, as the divestiture trustee was unable to identify a potential buyer for three of the remaining supermarkets subject to the Final Order, control of these supermarkets reverted to us. We continue to operate two of these supermarkets, while the third supermarket was closed on October 15, 2011. Also on September 27, 2011, the FTC approved a 90-day extension for the divestiture trustee to market the remaining supermarket subject to the Final Order. During November 2011, a petition was filed by the divestiture trustee with the FTC for approval of a proposed divestiture of this remaining supermarket.
As of November 21, 2011, we operate 51 of the 79 acquired supermarkets. Excluding the two supermarkets control of which has reverted to us and which we continue to operate, net sales and operating loss for the supermarkets subject to the Final Order were $3.5 million and $0.4 million, respectively, during the 12-week period ended October 8, 2011, and $25.5 million and $2.0 million, respectively, during the 40-week period ended October 8, 2011. As of November 21, 2011, we operate 125 supermarkets with an additional 5 supermarkets operated by franchisees.
FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements, which are generally statements about future events, plans, objectives and performance. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to the following:
•	risks of claims relating to the Penn Traffic acquisition that may not have been properly discharged in the bankruptcy process;
•	the severity of current economic conditions and the impact on consumer demand and spending and our pricing strategy;

•	pricing and market strategies, the expansion, consolidation and other activities of competitors, and our ability to respond to the promotional practices of competitors;
•	our ability to effectively increase or maintain our profit margins;
•	the success of our expansion and renovation plans;
•	fluctuations in utility, fuel and commodity prices which could impact consumer spending and buying habits and the cost of doing business;
•	risks inherent in our motor fuel operations;
•	our exposure to local economies and other adverse conditions due to our geographic concentration;
•	risks of natural disasters and severe weather conditions;
•	supply problems with our suppliers and vendors;
•	our relationships with unions and unionized employees, and the terms of future collective bargaining agreements or labor strikes;
•	increased operating costs resulting from rising employee benefit costs or pension funding obligations;
•	changes in, or the failure or inability to comply with, laws and governmental regulations applicable to the operation of our pharmacy and other businesses;
•	the adequacy of our insurance coverage against claims of our customers in connection with our pharmacy services;
•	estimates of the amount and timing of payments under our self-insurance policies;
•	risks of liability under environmental laws and regulations;
•	our ability to maintain and improve our information technology systems;
•	events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concerns, whether or not valid;
•	threats or potential threats to security;
•	our ability to retain key personnel;
•	risks of data security breaches or losses of confidential customer information;
•	risks relating to our substantial indebtedness;
•	claims or legal proceedings against us;
•	decisions by our controlling shareholders that may conflict with the interests of the holders of our debt; and
•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2011 and elsewhere in this report.
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

Our condensed consolidated financial statements for the 12-week and 40-week periods ended October 8, 2011 and October 9, 2010 are unaudited, and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.
RECENT AND FUTURE EVENTS AFFECTING OUR RESULTS OF OPERATIONS AND THE COMPARABILITY OF REPORTED RESULTS OF OPERATIONS
Acquisition of Penn Traffic
On January 29, 2010, we completed the Penn Traffic acquisition, including Penn Traffic’s 79 retail supermarkets. We have currently retained 51 of the acquired supermarkets. Three supermarkets were sold during late July and early August 2011, while one supermarket was closed in October 2011. The remaining 24 supermarkets were closed or sold during 2010. Net sales and operating loss for these 24 supermarkets were $33.9 million and $2.7 million, respectively, for the 40-week period ended October 9, 2010. Also included in our results during the 12-week and 40-week periods ended October 9, 2010 were integration costs of $4.6 million and $21.1 million, respectively, and one-time legal and professional fees related to the Penn Traffic acquisition of $0.4 million and $5.1 million, respectively. Additionally, we incurred $0.7 million and $2.1 million of legal expenses associated with the FTC’s review of the acquired supermarkets during the 40-week periods ended October 8, 2011 and October 9, 2010, respectively. Additional depreciation and amortization of $3.9 million was incurred during the 40-week period ended October 8, 2011, as compared to the 40-week period ended October 9, 2010, associated with acquired property, equipment and intangible assets as a result of operating the acquired supermarkets for four additional weeks during the 2011 period.
The excess of net assets acquired over the purchase price of $15.7 million was recognized as a bargain purchase in the condensed consolidated statement of operations for the 40-week period ended October 9, 2010. This bargain purchase was attributable to the distressed status of Penn Traffic due to poor historical operating results, which led to its November 2009 bankruptcy filing.
Debt Refinancing
On February 12, 2010, we issued an additional $75.0 million of Senior Notes under the same terms as the Senior Notes issued in October 2009. We received proceeds of $76.1 million from this issuance, including a $1.1 million original issue premium. The proceeds were used, in part, to repay in full short-term borrowings that were entered into in order to finance the Penn Traffic acquisition.
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
Furthermore, because of economic conditions, we may experience reductions in traffic in our supermarkets or limitations on the prices we can charge for our products, either of which may reduce our sales and profit margins and have a material adverse affect on our financial condition and results of operations. Other economic factors such as inflation, energy costs, increased transportation costs, higher costs of labor, insurance and healthcare, and changes in laws and regulations may increase our costs of goods sold and operating expenses, and otherwise adversely affect our financial condition and results of operations. During the fiscal year ended January 1, 2011 and the first 40 weeks of this fiscal year, we experienced the effects of some of these economic factors.

RESULTS OF OPERATIONS
12-Week Period Ended October 8, 2011 Compared with 12-Week Period Ended October 9, 2010
Executive Summary
The results of operations during the 12-week period ended October 8, 2011 when compared with the 12-week period ended October 9, 2010 were impacted primarily by a 2.1% increase in same store sales, combined with an improvement in the gross margin rate on inside sales. Additionally, we incurred $4.9 million of one-time acquisition and integration costs associated with the Penn Traffic acquisition during the 12-week period ended October 9, 2010.
Net Sales
The following table includes a comparison of the components of our net sales for the 12-week periods ended October 8, 2011 and October 9, 2010.
(Dollars in thousands)

	12-week periods ended
	October 8, 2011	October 9, 2010	$ Change	% Change
Inside sales	$490,973	$483,520	$7,453	1.5%
Gasoline sales	47,633	36,339	11,294	31.1%

Net sales	$538,606	$519,859	$18,747	3.6%

Inside sales increased during the 12-week period ended October 8, 2011 compared with the 12-week period ended October 9, 2010 due to a 2.1% increase in same store sales, partially offset by a net decline in store count as a result of the three divested stores subject to the Final Order. Additionally, we continued to experience an increased trend of customers trading down to lower-priced merchandise, including private label products, during the 2011 period.
Gasoline sales increased during the 12-week period ended October 8, 2011 compared with the 12-week period ended October 9, 2010 due to a 35.1% increase in the retail price per gallon, partially offset by a 3.0% decline in gallons sold attributable to the timing of promotional gas rewards redemption weeks.
Gross Profit
The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 12-week periods ended October 8, 2011 and October 9, 2010.
(Dollars in thousands)

	12-week		12-week
	period ended	% of	period ended	% of	$	%
	October 8, 2011	Net Sales	October 9, 2010	Net Sales	Change	Change
Cost of goods sold	$(375,211)	69.7%	$(362,206)	69.7%	$13,005	3.6%
Distribution costs	(10,470)	1.9%	(10,752)	2.1%	(282)	(2.6)%

Gross profit	$152,925	28.4%	$146,901	28.3%	$6,024	4.1%

As a percentage of net sales, cost of goods sold remained consistent during the 12-week period ended October 8, 2011 compared with the 12-week period ended October 9, 2010. We experienced a change in LIFO inventory valuation adjustments from expense of $0.5 million during the 12-week period ended October 9, 2010 to income of $1.1 million during the 12-week period ended October 8, 2011. The LIFO income during the 2011 period reflects the reduction of inventory unit levels, as well as the increased penetration of private label merchandise sales. Excluding the impact of non-cash LIFO adjustments, cost of goods sold as a percentage of net sales was 69.9% and 69.6% during the 12-week periods ended October 8, 2011 and October 9, 2010, respectively. This reflects the higher proportion of gasoline sales versus inside sales, as gasoline sales occur at higher cost of goods sold percentages. This was partially offset by a higher cost of goods sold percentage on inside sales during the 2010 period due to promotional activities associated with the rebannering and grand re-openings of the retained Penn Traffic supermarkets, as well as the increased private label sales during the 2011 period.
Distribution costs remained consistent during the 12-week period ended October 8, 2011 compared with the 12-week period ended October 9, 2010. The decline in distribution costs as a percentage of net sales was primarily driven by the increase in the retail price per gallon on gasoline sales.

Gross profit as a percentage of net sales increased due to the aforementioned factors.
Operating Expenses
The following table includes a comparison of operating expenses for the 12-week periods ended October 8, 2011 and October 9, 2010.
(Dollars in thousands)

	12-week		12-week
	period ended	% of	period ended	% of	$	%
	October 8, 2011	Net Sales	October 9, 2010	Net Sales	Change	Change
Wages, salaries and benefits	$69,691	12.9%	$70,871	13.6%	$(1,180)	(1.7)%
Selling and general expenses	23,774	4.4%	24,381	4.7%	(607)	(2.5)%
Administrative expenses	17,639	3.3%	19,670	3.8%	(2,031)	(10.3)%
Rent expense, net	4,301	0.8%	4,518	0.9%	(217)	(4.8)%
Depreciation and amortization	12,040	2.2%	15,090	2.9%	(3,050)	(20.2)%
Advertising	3,838	0.7%	5,923	1.1%	(2,085)	(35.2)%
Impairment	900	0.2%	—	N/A	900	N/A

Total	$132,183	24.5%	$140,453	27.0%	$(8,270)	(5.9)%

Wages, Salaries and Benefits
As a percentage of net sales, the decrease in wages, salaries and benefits during the 12-week period ended October 8, 2011 compared with the 12-week period ended October 9, 2010 was largely attributable to the ratification of three union agreements by Local One during September 2011 for which predecessor agreements had expired earlier in the year. As part of these ratified agreements, certain employees are entitled to lump sum wage payments in lieu of hourly pay rate increases. These lump sum payments are recognized as expense on a pro-rata basis during the contract years to which they pertain. As a result of these agreed upon payments, we revised our estimated wage increase projections for the periods subsequent to the respective expiration dates of the five Local One agreements. These revised projections resulted in a $0.7 million reduction of wages expense during the 12-week period ended October 8, 2011 related to the first 28-weeks of fiscal 2011. Also as part of the Local One agreements ratified during September 2011, our 2011 health and welfare contribution rates were reduced to 2010 levels retroactive to the beginning of the year. With respect to these agreements, this contribution rate reduction resulted in a $1.7 million reduction of expense during the 12-week period ended October 8, 2011 related to the first 28-weeks of fiscal 2011. We expect a smaller incremental expense reduction during the last twelve weeks of 2011 reflecting the ratification of the remaining two Local One agreements. However, our 2012 health and welfare contributions are expected to increase by 10%. The decrease in wages, salaries and benefits as a percentage of net sales also reflects the higher proportion of gasoline sales versus inside sales, as gasoline sales require relatively less labor support.
Selling and General Expenses
As a percentage of net sales, the decrease in selling and general expenses during the 12-week period ended October 8, 2011 compared with the 12-week period ended October 9, 2010 was attributable to a $0.5 million decrease in utility costs due to lower electricity commodity costs. Additionally, $0.4 million of Penn Traffic integration costs were classified in selling and general expenses during the 12-week period ended October 8, 2010.
Administrative Expenses
The decrease in administrative expenses during the 12-week period ended October 8, 2011 compared with the 12-week period ended October 9, 2010 was primarily attributable to $1.6 million of Penn Traffic integration costs and one-time legal and professional fees related to the Penn Traffic acquisition during the 2010 period. Additionally, we experienced a $1.6 million decrease in IT costs, largely resulting from our renegotiated IT services contract. These items were partially offset by a $0.4 million increase in bonus expense due to improved performance against bonus metrics, as well as a $0.4 million increase in share-based compensation expense due to stock option forfeitures during the 2010 period.

Rent Expense, Net
Rent expense reflects our rental expense for supermarkets under operating lease arrangements, net of income we receive from various entities that rent space in our supermarkets under subleasing arrangements. Rent expense remained relatively consistent during the 12-week period ended October 8, 2011 compared with the 12-week period ended October 9, 2010.
Depreciation and Amortization
The decrease in depreciation and amortization during the 12-week period ended October 8, 2011 compared with the 12-week period ended October 9, 2010 was largely attributable to a significant amount of assets that became fully depreciated near the conclusion of the fiscal year ended January 1, 2011.
Advertising
The decrease in advertising during the 12-week period ended October 8, 2011 compared with the 12-week period ended October 9, 2010 was due to $3.0 million in costs associated with the communication of the Penn Traffic acquisition to customers and the promotion of the grand re-openings related to the rebannered supermarkets during the 12-week period ended October 9, 2010, partially offset by investments in additional advertising initiatives during the 12-week period ended October 8, 2011.
Impairment
During November 2011, we executed an agreement to sell the remaining supermarket acquired from Penn Traffic subject to the Final Order from the FTC. As a result of the potential sale, we recorded a $0.9 million impairment within the condensed consolidated statement of operations for the 12-week period ended October 8, 2011, representing the excess of the carrying value of assets over the sale price.
Interest Expense, Net
Interest expense of $14.0 million during the 12-week period ended October 8, 2011 was relatively consistent with interest expense of $14.4 million during the 12-week period ended October 9, 2010.
Income Tax Expense
The income tax expense for the 12-week period ended October 8, 2011 primarily reflects the establishment of additional valuation allowance against net deferred tax assets during the period. The overall effective tax rate was 4.5%. The effective tax rate would have been 35.6% without the impact of adjustments to the valuation allowance and discrete charges.
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
Net Income (Loss)
Our net income (loss) improved to net income of $6.4 million during the 12-week period ended October 8, 2011 compared with net loss of $7.6 million during the 12-week period ended October 9, 2010. The change in net income (loss) was attributable to the factors discussed above.
40-Week Period Ended October 8, 2011 Compared with 40-Week Period Ended October 9, 2010
Executive Summary
The results of operations during the 40-week period ended October 8, 2011 when compared with the 40-week period ended October 9, 2010 were impacted primarily by a 1.6% increase in same store sales, the additional four weeks of operating results for the supermarkets acquired in the Penn Traffic acquisition during the 40-week period ended October 8, 2011, as well as one-time acquisition and integration costs of $26.2 million associated with the Penn Traffic acquisition incurred during the 40-week period ended October 9, 2010.

Net Sales
The following table includes a comparison of the components of our net sales for the 40-week periods ended October 8, 2011 and October 9, 2010.
(Dollars in thousands)

	40-week periods ended
	October 8, 2011	October 9, 2010	$ Change	% Change
Inside sales	$1,657,253	$1,614,486	$42,767	2.6%
Gasoline sales	158,126	112,221	45,905	40.9%

Net sales	$1,815,379	$1,726,707	$88,672	5.1%

Inside sales increased during the 40-week period ended October 8, 2011 compared with the 40-week period ended October 9, 2010 due to a 1.6% increase in same store sales, the operation of the acquired Penn Traffic supermarkets for four additional weeks, as well as the incremental inside sales associated with new stores, net of reductions related to divested stores subject to the Final Order.
Gasoline sales increased during the 40-week period ended October 8, 2011 compared with the 40-week period ended October 9, 2010 due to a 30.7% increase in the retail price per gallon. Additionally, the number of gallons sold increased 7.8%, primarily due to the addition of six new fuel stations since April 2010.
Gross Profit
The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 40-week periods ended October 8, 2011 and October 9, 2010.
(Dollars in thousands)

	40-week		40-week
	period ended	% of	period ended	% of	$	%
	October 8, 2011	Net Sales	October 9, 2010	Net Sales	Change	Change
Cost of goods sold	$(1,271,094)	70.0%	$(1,201,152)	69.6%	$69,942	5.8%
Distribution costs	(34,026)	1.9%	(34,262)	2.0%	(236)	(0.7)%

Gross profit	$510,259	28.1%	$491,293	28.5%	$18,966	3.9%

As a percentage of net sales, cost of goods sold increased during the 40-week period ended October 8, 2011 compared with the 40-week period ended October 9, 2010 due to the higher proportion of gasoline sales versus inside sales, as gasoline sales occur at higher cost of goods sold percentages. Additionally, we experienced an increase in LIFO inventory valuation expense from $0.4 million during the 40-week period ended October 9, 2010 to $1.0 million during the 40-week period ended October 8, 2011, reflecting higher commodity cost increases during 2011. These factors were partially offset by a higher cost of goods sold percentage on inside sales during the 2010 period due to promotional activities associated with the rebannering and grand re-openings of the retained Penn Traffic supermarkets, as well as an increased penetration of private label merchandise sales during the 2011 period.
Distribution costs remained consistent during the 40-week period ended October 8, 2011 compared with the 40-week period ended October 9, 2010. The decline in distribution costs as a percentage of net sales was primarily driven by the increase in the retail price per gallon on gasoline sales.
Gross profit as a percentage of net sales increased due to the aforementioned factors.

Operating Expenses
The following table includes a comparison of operating expenses for the 40-week periods ended October 8, 2011 and October 9, 2010.
(Dollars in thousands)

	40-week		40-week
	period ended	% of	period ended	% of	$	%
	October 8, 2011	Net Sales	October 9, 2010	Net Sales	Change	Change
Wages, salaries and benefits	$245,029	13.5%	$238,377	13.8%	$6,652	2.8%
Selling and general expenses	80,595	4.4%	80,188	4.6%	407	0.5%
Administrative expenses	61,141	3.4%	82,172	4.8%	(21,031)	(25.6)%
Rent expense, net	14,416	0.8%	14,535	0.8%	(119)	(0.8)%
Depreciation and amortization	38,827	2.1%	48,804	2.8%	(9,977)	(20.4)%
Advertising	14,240	0.8%	18,278	1.1%	(4,038)	(22.1)%
Impairment charges	2,791	0.2%	—	N/A	2,791	N/A

Total	$457,039	25.2%	$482,354	27.9%	$(25,315)	(5.2)%

Wages, Salaries and Benefits
As a percentage of net sales, the decrease in wages, salaries and benefits during the 40-week period ended October 8, 2011 compared with the 40-week period ended October 9, 2010 was largely attributable to the more effective utilization of labor, particularly in the acquired and retained Penn Traffic supermarkets as a result of significant increases in sales levels in these stores. The decrease also reflects the higher proportion of gasoline sales versus inside sales, as gasoline sales require relatively less labor support. These factors were partially offset by lower vacation expense of $4.9 million during the 2010 period related to a policy change for union associates that modified the period over which vacation time is earned.
Selling and General Expenses
As a percentage of net sales, the decrease in selling and general expenses during the 40-week period ended October 8, 2011 compared with the 40-week period ended October 9, 2010 was largely due to a $1.6 million decrease in utility costs due to lower electricity commodity costs. Additionally, $0.7 million of Penn Traffic integration costs were classified in selling and general expenses during the 40-week period ended October 9, 2010. We have also benefitted from the renegotiation of certain cleaning contracts during 2011. These positive factors were largely offset by a $1.3 million increase in repairs and maintenance expense, and a $1.4 million increase in credit and debit card transaction fees due to increases in usage and fee rates.
Administrative Expenses
The decrease in administrative expenses during the 40-week period ended October 8, 2011 compared with the 40-week period ended October 9, 2010 was primarily attributable to a combined $21.7 million of Penn Traffic integration costs, one-time legal and professional fees related to the Penn Traffic acquisition and higher legal expenses associated with the FTC’s review of the acquired supermarkets recorded in the 40-week period ended October 9, 2010. Additionally, we experienced a $4.2 million decrease in IT costs, largely resulting from our renegotiated IT services contract. These items were partially offset by a $1.1 million increase in depreciation related to recent IT equipment capital expenditures, a $0.5 million increase in bonus expense due to improved performance against bonus metrics, a $0.5 million increase in share-based compensation expense due to stock option forfeitures during the 2010 period, normal wage rate increases and severance expense related to corporate headcount reductions during early 2011.
Rent Expense, Net
Rent expense reflects our rental expense for our supermarkets under operating leases, net of income we receive from various entities that rent space in our supermarkets under subleases. Rent expense remained relatively consistent during the 40-week period ended October 8, 2011 compared with the 40-week period ended October 9, 2010.

Depreciation and Amortization
The decrease in depreciation and amortization during the 40-week period ended October 8, 2011 compared with the 40-week period ended October 9, 2010 was largely attributable to a significant amount of assets that became fully depreciated near the conclusion of the fiscal year ended January 1, 2011, partially offset by incremental depreciation and amortization associated with assets acquired as part of the Penn Traffic acquisition and 2010 and 2011 capital expenditure activity.
Advertising
The decrease in advertising during the 40-week period ended October 8, 2011 compared with the 40-week period ended October 9, 2010 was due to $4.5 million in costs associated with the communication of the Penn Traffic acquisition to our customers and the promotion of the grand re-openings related to the rebannered supermarkets during the 40-week period ended October 9, 2010. This was partially offset by investments in additional advertising initiatives during the 40-week period ended October 8, 2011.
Impairment Charges
On June 30, 2011, the FTC approved our application to sell three supermarkets acquired as part of the Penn Traffic acqusition to Hometown Markets. The sale of these supermarkets closed in late July and early August 2011. As a result of the sale, we recorded a $1.9 million impairment within the condensed consolidated statement of operations for the 40-week period ended October 8, 2011, representing the excess of the carrying value of assets over the sale price.
During November 2011, we executed an agreement to sell the remaining supermarket acquired from Penn Traffic subject to the Final Order from the FTC. As a result of the potential sale, we recorded a $0.9 million impairment within the condensed consolidated statement of operations for the 40-week period ended October 8, 2011, representing the excess of the carrying value of assets over the sale price.
Bargain Purchase
The excess of $15.7 million of the estimated fair value of Penn Traffic net assets acquired over the purchase price has been recognized as a gain in the condensed consolidated statement of operations for the 40-week period ended October 9, 2010. The allocation of the purchase price to the assets acquired and liabilities assumed from the Penn Traffic acquisition previously presented for the 40-week period ended October 9, 2010 has been retrospectively adjusted to reflect final acquisition accounting adjustments made during the fiscal year ended January 1, 2011. This bargain purchase was attributable to the distressed status of Penn Traffic due to poor historical operating results, which led to its November 2009 bankruptcy filing.
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
Interest Expense, Net
The $0.7 million increase in interest expense during the 40-week period ended October 8, 2011 compared with the 40-week period ended October 9, 2010 was primarily attributable to incremental interest expense related to the $75.0 million Senior Notes issued on February 12, 2010 that were outstanding for only a portion of the 40-week period ended October 9, 2010.
Income Tax (Expense) Benefit
The income tax expense for the 40-week period ended October 8, 2011 primarily reflects the establishment of additional valuation allowance against net deferred tax assets during the period. The overall effective tax rate was 17.6%. The effective tax rate would have been 35.8% without the impact of adjustments to the valuation allowance and discrete charges.
The income tax benefit for the 40-week period ended October 9, 2010 was primarily attributable to the reversal of $10.3 million of the valuation allowance established in the fiscal year ended January 2, 2010. The reversal of the valuation allowance was the result of recording a deferred tax liability that resulted from the bargain purchase associated with the Penn Traffic acquisition. The timing of taxable income resulting from the amortization of the gain for tax purposes provides sufficient future taxable income to support the future deductibility of the Company’s deferred tax assets. The overall effective rate for the 40-week period ended October 9, 2010 was 43.4%. The effective tax rate would have been 40.0% without the impact of adjustments to the valuation allowance, the bargain purchase, and discrete charges.

Net Income (Loss)
Our net income (loss) improved to net income of $4.6 million during the 40-week period ended October 8, 2011 compared with net loss of $13.2 million during the 40-week period ended October 9, 2010. The change in net income (loss) was attributable to the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
On October 9, 2009, we issued $275.0 million of Senior Notes, bearing annual interest of 10.125%. We received proceeds from the issuance of the Senior Notes, net of a $4.5 million original issue discount, of $270.5 million. The Senior Notes mature October 15, 2015 and require semi-annual interest payments on April 15 and October 15. The Senior Notes are collateralized by (i) first-priority interests, subject to certain exceptions, in our warehouse distribution facility in Lancaster, New York, certain owned real property acquired by us following the issue date of the Senior Notes, intellectual property, equipment, stock of subsidiaries and substantially all of our other assets (other than leasehold interests in real property), other than assets securing the ABL Facility (as defined below) on a first priority basis (collectively, the “Notes Priority Collateral”), and (ii) second-priority interests, subject to certain exceptions and permitted liens, in our assets that secure the ABL Facility on a first-priority basis, including present and future receivables, inventory, prescription lists, deposit accounts and certain related rights and proceeds relating thereto (collectively, the “ABL Priority Collateral”).
Also effective October 9, 2009, we entered into the ABL Facility that expires on October 9, 2013. The ABL Facility allowed a maximum borrowing capacity of $70.0 million, including a sub-limit for the issuance of letters of credit, subject to a borrowing base calculation. The ABL Facility was amended on January 29, 2010 to increase the maximum borrowing capacity to $100.0 million. As of October 8, 2011, the unused availability under the ABL Facility was $60.2 million, after giving effect to $14.2 million of letters of credit outstanding thereunder. Revolving loans under the ABL Facility will, at our option, bear interest at either i) LIBOR plus a margin of 350 to 400 basis points, determined based on levels of borrowing availability, or ii) the prime rate plus a margin of 250 to 300 basis points, determined based on levels of borrowing availability. The ABL Facility is collateralized primarily by (i) first-priority interests, subject to certain exceptions, in the ABL Priority Collateral and (ii) second-priority interests, subject to certain exceptions, in the Notes Priority Collateral.
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
On February 12, 2010, we issued an additional $75.0 million of Senior Notes on the same terms as the October 2009 issuance. We received proceeds of $76.1 million from this issuance, including a $1.1 million original issue premium. The proceeds were used, in part, to repay in full short-term borrowings that were entered into in order to finance the Penn Traffic acquisition. We incurred $4.7 million of financing costs related to the additional Senior Notes issuance, which were capitalized in other assets in our consolidated balance sheet during the fiscal year ended January 1, 2011.
The Senior Notes and ABL Facility contain customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sale or transfer of assets, payment of dividends, transactions involving affiliates, change in control and other matters customarily restricted in such agreements. Failure to meet any of these covenants would be an event of default. As of October 8, 2011 and January 1, 2011, we were in compliance with all such covenants.
On January 29, 2010, we received $30.0 million of proceeds from the issuance of 44,776 shares of common stock to certain shareholders of Holding.
On July 26, 2010, we paid a dividend to our shareholders totaling $30.0 million, or $207.22 per share of common stock outstanding.
Our primary sources of cash are cash flows generated from our operations and borrowings under our ABL Facility. We believe that these sources will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next 12 months. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the grocery industry and financial, business, and other factors, some of which are beyond our control. Several of the factors affecting our future financial performance are discussed below and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 1, 2011.

Cash Flows Information
The following is a summary of cash provided by or used in each of the indicated types of activities:
(Dollars in thousands)

	40-week periods ended
	October 8, 2011	October 9, 2010

Cash provided by (used in):
Operating activities	$51,457	$45,938
Investing activities	(36,048)	(98,565)
Financing activities	(13,471)	49,506
Cash provided by operating activities during the 40-week period ended October 8, 2011 increased $5.5 million compared with the 40-week period ended October 9, 2010 due to a $39.9 million increase in earnings, adjusted for non-cash income and expenses. Operating cash flows for the 40-week period ended October 9, 2010 included $28.8 million of integration costs and one-time legal and professional fee cash expenditures related to the Penn Traffic acquisition. Changes in operating assets and liabilities represented a use of cash from operating activities of $12.9 million during the 2011 period, compared to a source of cash of $21.4 million during the 2010 period. This period-over-period change was primarily attributable to the timing of vendor payments and the resulting changes in accounts payable during the respective periods.
Cash used in investing activities during the 40-week period ended October 8, 2011 decreased $62.5 million compared with the 40-week period ended October 9, 2010, primarily due to cash consideration paid in connection with the Penn Traffic acquisition during the 40-week period ended October 9, 2010, net of proceeds from the subsequent divestiture of certain acquired assets. Cash paid for property and equipment totaled $37.3 million and $34.3 million during the 2011 and 2010 periods, respectively. We expect to invest $40 million to $50 million in capital expenditures during the next 12 months.
Cash (used in) provided by financing activities changed $63.0 million during the 40-week period ended October 8, 2011 compared with the 40-week period ended October 9, 2010 as a result of the issuance of an additional $75.0 million of Senior Notes and the proceeds of $30.0 million from the issuance of additional common shares during the 40-week period ended October 9, 2010. This was partially offset by a $30.0 million dividend paid to our shareholders during the 40-week period ended October 9, 2010, the change in net borrowings and repayments related to our ABL Facility, as well as $5.7 million of deferred financing costs incurred during the 2010 period.
Multiemployer Pension Plans
We contribute to the United Food and Commercial Workers District Union Local One plan, a defined benefit multiemployer pension plan, under our collective bargaining agreements with Local One. The Local One plan generally provides retirement benefits to participants based on their service to contributing employers. During the 40-week periods ended October 8, 2011 and October 9, 2010, we made contributions of $6.9 million and $6.4 million, respectively, to the Local One plan.
We are required to increase our annual contributions to the Local One plan pursuant to our collective bargaining agreements and the Local One plan’s rehabilitation plan. We are also contingently liable for withdrawal liability in the event that we withdraw from the Local One plan. In accordance with applicable accounting rules, our contingent withdrawal liability is not included in our condensed consolidated financial statements. We have no present intention to withdraw from the Local One plan. For more information on future increases in our annual contribution rates and our contingent withdrawal liability, see the discussion under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.
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

Off-Balance Sheet Arrangements
Other than operating leases and the multiemployer pension liabilities previously discussed, we are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Recent Accounting Pronouncements—Not Yet Adopted
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment is effective for us beginning in the fiscal year ending December 29, 2012 and will be applied retrospectively. This amendment will change the manner in which we present comprehensive income.
In September 2011, the FASB issued ASU No. 2011-09, “Disclosure Requirements for Employers subject to Multiemployer Pension Plans.” ASU No. 2011-09 requires additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. For significant multiemployer plans in which an employer participates, the additional disclosures include the plan name and identifying number, contributions to the plan and whether such contributions represent 5% of the total contributions made to the plan by all employers, indication of funded status, minimum contribution requirements under collective-bargaining agreements and expirations of such agreements. For plans which do not have publicly available information other than employer financial statements, additional qualitative and quantitative disclosures are required including the description of the nature of the plan benefits, the extent to which the employer could be responsible for the obligations of the plan and, to the extent available, total plan assets, actuarial present value of accumulated plan benefits and total contributions received by the plan as of the most recent date available. This update is effective for our fiscal year ending December 31, 2011.
The Company has assessed other recent accounting pronouncements noting no material impact on the Company’s consolidated financial statements as of the date of this Quarterly Report on Form 10-Q.

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
At times, we manage our exposure to interest rates and changes in the fair value of our debt instruments primarily through the strategic use of variable and fixed rate debt, and interest rate swaps. As of October 8, 2011, we did not have any outstanding interest rate swaps designated as fair value or cash flow hedges.

The table below provides information about our outstanding debt obligations. The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases, as of October 8, 2011. Interest rates reflect the weighted average rate for the outstanding instruments. The variable component of each variable rate debt instrument is based on the weighted average of LIBOR using the forward yield curve and the prime rate as of October 8, 2011. The Fair Value column includes the fair value of our debt instruments as of October 8, 2011. For more information, refer to Note 1 of our condensed consolidated financial statements.
(Dollars in thousands)

	Expected Fiscal Year of Maturity
	Remainder
	of 2011	2012	2013	2014	2015	Thereafter	Fair Value
Debt:
Fixed rate	$77	$434	$2,295	$280	$350,165	$—	$389,530
Average interest rate	7.1%	7.1%	3.5%	7.1%	10.1%	N/A

Variable rate	$—	$—	$10,000	$—	$—	$—	$10,000
Average interest rate	N/A	N/A	4.6%	N/A	N/A	N/A
COMMODITY PRICE RISK
We purchase products that are impacted by commodity prices and are therefore subject to price volatility caused by weather, market conditions and other factors, which are not considered predictable or within our control.

ITEM 4.	CONTROLS AND PROCEDURES
As of October 8, 2011, the Chief Executive Officer and the Chief Financial Officer, together with certain designated members of the finance and accounting organization, evaluated the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 8, 2011.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the 40-week period ended October 8, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

101
The following financial information from the quarterly report on Form 10-Q of Tops Holding Corporation for the quarter ended October 8, 2011, formatted in XBRL (Extensible Business Reporting Language):

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
November 21, 2011