Form 10-K
period 2011-12-31
Tops Holding Corp
filed 2012-03-29
CIK 1483173

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 333-168065

TOPS HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	26-1252536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6363 Main Street, Williamsville, New York 14221	(716) 635-5000
(Address of principal executive offices, including zip code)	(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 29, 2012, 144,776 shares of common stock of the registrant were outstanding.

TOPS HOLDING CORPORATION

i

TOPS HOLDING CORPORATION

TABLE OF CONTENTS (CONTINUED)

ii

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, or 10-K, the terms “we,” “our,” “us,” the “Company,” and “Holding” refer to Tops Holding Corporation and its consolidated subsidiaries, including its wholly owned subsidiary, Tops Markets, LLC. In this 10-K we may identify our fiscal years by reference to the calendar year ended nearest to the end of that fiscal year. For example, “Fiscal 2011” refers to our fiscal year ended December 31, 2011. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Basis of Presentation” in Item 7, Part II of this 10-K.

Forward-Looking Statements

This 10-K includes forward-looking statements, which are generally statements about future events, plans, objectives and performance. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to the following:

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

On January 29, 2010, the Company completed the acquisition of substantially all assets and certain liabilities of The Penn Traffic Company and its subsidiaries, or Penn Traffic, including Penn Traffic’s 79 retail supermarkets, in exchange for cash consideration of $85.0 million. Twenty-four of the acquired supermarkets were closed or sold during 2010. In August 2010, the Federal Trade Commission, or FTC, issued a Proposed Order that required us to sell seven of the retained supermarkets. On June 30, 2011, the FTC approved a modified Final Order requiring the sale of the seven supermarkets and our retention of a divestiture trustee to market the supermarkets subject to the Final Order. Also on June 30, 2011, the FTC approved our application to sell three of these supermarkets to Hometown Markets, LLC. The sale of these supermarkets closed during July and August 2011. On September 27, 2011, as the divestiture trustee was unable to identify a potential buyer for three of the remaining supermarkets subject to the Final Order, control of these supermarkets reverted to us. We continue to operate two of these supermarkets, while the third supermarket was closed on October 15, 2011. Also on September 27, 2011, the FTC approved a 90-day extension for the divestiture trustee to market the remaining supermarket subject to the Final Order. During November 2011, a petition was filed by the divestiture trustee with the FTC for approval of a proposed divestiture of this remaining supermarket. This petition was approved by the FTC during January 2012. The sale of the supermarket closed on January 30, 2012.

The Company’s revenues are earned and cash is generated as consumer products are sold to customers in its supermarkets. The Company earns income predominantly by selling products at price levels that produce revenues in excess of its costs to make these products available to its customers. These costs include procurement and distribution costs, facility occupancy and operational costs and overhead expenses.

EMPLOYEES

We employ approximately 12,500 associates. Approximately 91% of these associates are members of United Food and Commercial Workers, or UFCW, District Union Local One, or Local One, or two other UFCW unions that represented certain of the employees from the retained Penn Traffic supermarkets. All other associates are non-union serving primarily in management, field support, or pharmacist roles. We were a party to five collective bargaining agreements with Local One that expired between April 2011 and July 2011. New agreements have been ratified by Local One that expire between April 2014 and July 2014. One of the two non-Local One UFCW collective bargaining agreements expired in March 2012, while the remaining agreement expires in April 2013. The agreement that expired in March 2012 covers 200 associates and is in negotiations.

STORE PROFILE AND LOCATION

As of December 31, 2011, we operated 125 supermarkets with an additional five supermarkets operated by franchisees.

Substantially all of our supermarkets are either freestanding or located in small neighborhood shopping centers. The Company believes that its stores are strategically positioned and clustered in an efficient and targeted manner, focusing on key regions in Upstate New York and Northern Pennsylvania.

Our corporate supermarkets are located in the following markets:

Market	Number of Stores
Buffalo, NY	54
Syracuse / Mid State, NY	31
Rochester, NY	24
Northern Pennsylvania	16

Total supermarkets	125

We have a variety of store sizes that are tailored to the specific needs of the local communities in which we operate. The majority of supermarkets are open 24 hours a day, 7 days a week. The following summarizes the number of stores by size categories:

Square Feet	Number of Stores
75,000 and above	22
50,000 to 74,999	38
25,000 to 49,999	50
Under 25,000	15

Total	125

The Company may continue to look for opportunities to further optimize its store profile. This could involve, among other things, acquisitions, disposals, or closings of additional stores and other restructuring initiatives.

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

SEGMENTS

The Company operates one supermarket format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers. The Company has concluded that each individual supermarket is an operating segment. The Company’s retail operations, which represent substantially all of its consolidated sales, earnings and total assets, are its only reportable segment.

These operating segments have been aggregated into one reportable segment because, in the Company’s judgment, the operating segments have similar historical economic characteristics and are expected to have similar economic characteristics and long-term financial performance in the future. The principal measures and factors the Company considers in determining whether the economic characteristics are gross profit percentages, capital expenditures, competitive risks and employee labor agreements. In addition, each operating segment has similar products and customers, similar methods of distribution, and a similar regulatory environment.

MERCHANDISING

Our supermarkets offer a wide variety of high quality nationally advertised food and non-food products, local specialties and quality private label items. In addition, the Company offers services such as full-service in-store butchers, home meal replacement items, delicatessens, bakeries, organic products, floral departments, greeting cards and a wide variety of health and beauty care items. The Company’s merchandising strategy has created strong brand recognition in the markets in which we operate. The Company positions Tops supermarkets as “one-stop shops,” including such services as pharmacies, Tops branded fuel stations, in-store banking and Tim Hortons full-service restaurants or self-service coffee and donut kiosks. As of December 31, 2011, 76 of the Company’s supermarkets offered pharmacy services and 38 offered fuel centers. We are the only conventional supermarket chain to offer gasoline in the Company’s Buffalo, New York and Rochester, New York markets. Additionally, the Company drives customer loyalty through successful bonus card programs. These programs provide loyalty incentives through price discounts and special promotions, including discounts on gasoline prices at the Company’s gas stations. These loyalty card programs also provide the Company with valuable data used to identify customer shopping patterns, preferences and demographics, and to optimize merchandising and inventory management.

SOURCES OF SUPPLY

For Fiscal 2011, approximately 61% of the Company’s products were supplied by C&S Wholesale Grocers Inc., or C&S. Although there are a limited number of distributors that can supply its stores, the Company believes that other suppliers could provide similar products on comparable terms.

In November 2009, the Company entered into a new supply agreement with C&S whereby C&S agreed to provide warehousing, logistics, procurement and purchasing services in support of the Company’s entire supply chain. This agreement, which expires on September 24, 2016, provides that the actual costs of performing the services will be reimbursed to C&S on an “open book” or “cost-plus” basis, whereby the parties will negotiate annual budgets that will be reconciled against actual costs on a periodic basis. The parties will also annually negotiate services, specifications and performance standards that will govern warehouse operations. The agreement defines the parties’ respective responsibilities for the procurement and purchase of merchandise intended for use or resale in our stores, as well as the parties’ respective remuneration for warehousing and procurement/purchasing activities. In consideration for the services it provides under the agreement, C&S will be paid an annual fee and will have incentive income opportunities based upon its cost savings and increases in retail sales volume.

As a result of the acquisition of Penn Traffic in January 2010, all of Penn Traffic’s arrangements with C&S were replaced with the Company’s existing arrangements with C&S as described above. Due to the acquisition of incremental supermarkets, the amount of the management fee payable by the Company under its existing supply agreement with C&S increased commensurate with the supermarkets acquired from Penn Traffic. However, this fee payable decreased as some of those acquired supermarkets were subsequently sold, liquidated or closed.

Effective December 1, 2010, the Company extended the term of its existing supply contract with McKesson Corporation through January 31, 2014 for the supply of substantially all of the Company’s prescription drugs and other health and beauty care products requirements. We are required to purchase a minimum of $400.0 million of product during the period from December 1, 2010 to January 1, 2014. The Company purchased $146.7 million and $11.2 million of product under this contract during Fiscal 2011 and December 2010, respectively.

LICENSES AND TRADEMARKS

The Company’s stores require a variety of licenses and permits that are renewed on a periodic basis. Payment of a fee and adherence to the licensing agency’s requirements are generally the conditions to maintaining such licenses and permits. The Company maintains registered trademarks for nearly all its store banner tradenames and private label brand names, including Tops and Tops Friendly Markets. The Company licenses the BONUSCARD trademark from Ahold IP, Inc. This license will expire November 30, 2012. Trademarks are generally renewable on a 10-year cycle. In connection with the Penn Traffic acquisition, the Company also acquired trademarks from Penn Traffic. All of the retained Penn Traffic supermarkets have been converted to the Tops banner. The Company considers trademarks an important way to establish and protect its brands in a competitive environment.

GOVERNMENT REGULATION

The Company is subject to regulation by a variety of governmental authorities, including federal, state and local agencies that regulate trade practices, building standards, labor, health and safety matters. The Company is also subject to the oversight of government agencies that regulate the distribution and sale of alcoholic beverages, pharmaceuticals, tobacco products, milk and other agricultural products and other food items. The Company believes that its operations are in material compliance with these laws and regulations. The Company’s compliance with these regulations may require additional capital expenditures and could materially adversely affect the Company’s ability to conduct its business as planned.

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

Certain environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, impose strict, and under certain circumstances, joint and several, liability on the owner and operator as well as former owners and operators of properties for the costs of investigation, removal or remediation of contamination, and also impose liability for any related damages to natural resources. In addition, under CERCLA and similar state laws, as a person who arranges for the transportation, treatment or disposal of regulated materials, the Company also may be subject to similar liability at sites where such regulated materials come to be located. The Company may also be subject to third-party claims alleging property damage and/or personal injury in connection with releases of or exposure to regulated materials at, from or in the vicinity of current or formerly owned or operated properties or off-site waste disposal sites.

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

ITEM 1A.	RISK FACTORS

The risk factors below highlight risks and uncertainties that could affect our business. Other risks and uncertainties are described throughout this 10-K. Any of these risks and uncertainties, as well as other risks and uncertainties, could adversely affect our business, financial condition or results of operations.

We may be subject to and adversely affected by claims that were not properly discharged in the bankruptcy court order authorizing the Penn Traffic acquisition, amounts that we may owe in connection with the Penn Traffic acquisition, an inability to recover amounts owed to us in connection with the Penn Traffic acquisition or other post-bankruptcy operational risks.

Notwithstanding the terms of, and injunctions provided for in, the bankruptcy court order dated January 25, 2010 authorizing and approving the Penn Traffic acquisition, a creditor (including any governmental agency) of Penn Traffic or any of its subsidiaries, or the Penn Traffic Debtors, may attempt to assert against us or the assets we acquired an existing lien, claim, interest, or encumbrance. Circumstances in which such claims and obligations that arose prior to the bankruptcy court order may not have been properly discharged include, but are not limited to, instances where a claimant had inadequate notice of the bankruptcy filing.

The Penn Traffic Debtors’ assets are being liquidated and the proceeds will be distributed to their creditors in accordance with the terms of the confirmed plan. There can be no guarantee that any potential outstanding obligations of the Penn Traffic Debtors will be fully satisfied. In addition, the Penn Traffic purchase agreement does not provide for indemnification of losses or liabilities we may incur as a result of the Penn Traffic acquisition. Accordingly, we may not be compensated for losses we may suffer as a result of the foregoing.

Notwithstanding the terms of the bankruptcy court order or the applicable provisions of the United States Bankruptcy Code, it is possible that parties-in-interest in the Penn Traffic Debtors’ bankruptcy cases may later attempt to challenge the terms or validity of the Penn Traffic acquisition.

General economic conditions that impact consumer spending could adversely affect us.

The retail food business is sensitive to changes in general economic conditions. Recessionary economic cycles, increases in interest rates, higher prices for commodities, fuel and other energy, inflation, high levels of unemployment and consumer debt, high tax rates and other economic factors that affect consumer spending or buying habits may materially adversely affect the demand for products we sell in our supermarkets. The United States economy has recently experienced volatility due to uncertainties related to energy prices, credit availability, difficulties in the banking and financial services sectors, decreases in home values, high unemployment and falling consumer confidence. As a result, consumers are more cautious. This may lead to additional reductions in consumer spending, to consumers trading down to a less expensive mix of products or to consumers trading down to discounters for grocery items. Food deflation could reduce sales growth, while food inflation, combined with reduced consumer spending, could reduce gross profit margins.

Furthermore, we may experience additional reductions in traffic in our supermarkets or limitations on the prices we can charge for our products, either of which may reduce our sales and profit margins and have a material adverse effect on our financial condition.

The significant competition in the supermarket industry could adversely affect us.

The supermarket industry, including within our market areas in Upstate New York and Northern Pennsylvania, is highly competitive. We compete with various types of retailers, including local, regional, national and international supermarket retailers, convenience stores, retail drug chains, national general merchandisers and discount retailers, membership clubs, warehouse stores and “big box” retailers and independent and specialty grocers. We compete on the basis of location, quality of products, service, price, product variety and store condition and face pressure from existing competitors and the threatened entry of new competitors. Some of our competitors have attempted to increase market share through expanding their footprint and discount pricing, creating a more difficult environment in which to consistently increase year-over-year sales. Some of our competitors have greater resources and purchasing power than us. Additionally, some of our competitors are not unionized, resulting in potentially lower labor and benefit costs. Any future consolidation within the supermarket industry could exacerbate these concerns. We also face competition from restaurants and fast food chains.

The low profit margins in the grocery industry could adversely affect us.

Profit margins in the grocery industry are very low. In order to increase or maintain our profit margins, we use various strategies to reduce costs, such as productivity improvements, shrink reduction, increased distribution center efficiencies and energy efficiency programs. Our inability to effectively implement these strategies or otherwise manage costs could have a material adverse effect on our financial condition and performance.

Unsuccessful expansion and remodeling plans could adversely affect us.

We have spent, and intend to continue to spend, significant capital and management resources on the development and implementation of our remodel and expansion plans. These plans, even if fully implemented, may not be successful and may not improve operating results. The level of sales and profit margins in our existing stores may not be duplicated in new stores and expenditures to remodel existing stores may not generate a return on the capital spent, depending on factors such as prevailing competition, development cost and our market position in the surrounding community.

Increases in utility, fuel and commodity prices could adversely affect us.

We are dependent on the use of trucks to distribute goods to our markets. Therefore, fluctuations in the price of fuel affect our overall cost of doing business. Additionally, increases in the cost of utilities affect the cost of operating our stores and warehouse and distribution facilities, and the cost of goods sold or used by us, including plastic bags, can be significantly impacted by increases in commodity prices. We may not be able to recover these rising costs through increased prices charged to our customers and our results of operations and cash flows could therefore be materially adversely affected.

Increases in wholesale and retail gasoline prices could adversely affect us.

Crude oil and domestic wholesale petroleum markets are volatile. General political conditions, acts of war or terrorism, instability in oil producing regions and disasters could significantly impact crude oil supplies and wholesale petroleum costs. Significant increases or volatility in wholesale petroleum costs could result in significant increases in our retail price of gasoline and could have an adverse effect on our total gasoline sales (both in terms of dollars and gallons sold), the profitability of gasoline sales, and our plans to develop additional fuel centers. Retail gas price volatility could also diminish customer usage of fueling centers and, thus reduce customer traffic at our stores. We obtain gasoline and diesel fuel from a number of different suppliers for fuel stations at 42 of our store locations (including four franchise locations).

The geographic concentration of our supermarkets creates a heavy exposure to the risks of the local economy and other adverse local conditions.

Our headquarters and primary warehouse and distribution facility that services us and all of our stores are located in Upstate New York and Northern Pennsylvania and therefore are vulnerable to economic downturns in those regions. As a result, we are more susceptible to regional economic and other conditions than the operations of more geographically diversified competitors and any unforeseen events or circumstances that affect our operating area could also materially adversely affect our revenues and profitability. These conditions include, among other things, adverse changes in the local economy, unfavorable demographics and population loss.

Severe weather, natural disasters and adverse climate changes may materially adversely affect our business.

Severe weather conditions and other natural disasters in areas in which we have stores or distribution facilities or from which we obtain products may materially adversely affect our results of operations. Such conditions may result in physical damage to our properties, closure of one or more of our stores or distribution facilities, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores, and a reduction in the availability of products in our stores. In addition, adverse climate conditions and adverse weather patterns, such as drought or flood, that impact growing conditions and the quantity and quality of crops may materially adversely affect the availability or cost of certain products within the grocery supply chain. Any of these factors may disrupt our business.

Our reliance on a principal supplier for a substantial amount of our products could adversely affect our business.

Pursuant to the terms of a supply agreement, we acquire substantially all of our grocery, frozen and perishable merchandise requirements from C&S. During Fiscal 2011, products supplied from C&S accounted for approximately 61% of our inventory purchases. See “Business—Sources of Supply” in Item 1 of Part I of this 10-K. Although we have not experienced difficulty in the supply of these products to date, supply interruptions by C&S could occur in the future. Any significant interruption in this supply stream, could have a material adverse effect on our business. We are therefore subject to the risks of C&S’s business, including potential labor disruptions at C&S’s facilities, increased regulatory obligations and distribution problems which may affect C&S’s ability to obtain products. Other suppliers that could provide similar products are limited in number and there is no assurance that we would be able to secure an alternative supplier on commercially reasonable terms. In addition, a change in suppliers could cause a delay in distribution and a possible loss of sales.

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

Approximately 91% of our employees are represented by unions and covered by collective bargaining or similar agreements that are subject to periodic renegotiation. We are a party to a collective bargaining agreement with a union that expired in March 2012, and another agreement that expires in April 2013. The agreement that expired in March 2012 covers 200 associates and is in negotiations.

We have commenced negotiations of the collective bargaining agreement expiring in 2012. Negotiations may not prove successful, may result in a significant increase in labor costs, or may result in a disruption to our operations.

We currently contribute to an underfunded multiemployer pension plan for employees represented by Local One.

Our contribution obligations to the Local One multiemployer pension will likely increase, and although we do not intend to withdraw from the Local One plan, we are contingently liable for withdrawal liability to the extent we withdraw, either completely or partially.

We understand, based on information provided to us by the plan administrator that as of January 1, 2011, the Local One plan was underfunded on a current liability basis. Specifically, we received notice from the plan administrator that, for purposes of the federal laws regulating multiemployer pension plans, the Local One plan was in “critical status” for the plan year beginning January 1, 2009, and continues to be in critical status for the plan year beginning January 1, 2011. To comply with the rehabilitation plan adopted by the trustees of the Local One plan, under Tops’ current collective bargaining agreements, we have agreed to annual 7.5 percent increases in contribution rates to the Local One Plan through 2014. The trustees of the Local One plan updated the rehabilitation plan effective January 1, 2011, to provide that upon the expiration of any applicable collective bargaining agreements, we and other contributing employers will be subject to a five percent increases for each following year. There is no assurance that the rehabilitation plan will be sufficient to remove the Local One plan from critical status, and contribution increases and benefit reductions greater than those set forth in the rehabilitation plan may be required in future years.

Although we do not intend to withdraw from the Local One plan, if we were to withdraw, either completely or partially, we would incur withdrawal liability with respect to our share of the Local One plan’s unfunded vested benefits. The actuary for the Local One plan has estimated that, as of December 31, 2010, our withdrawal liability would be approximately $241.6 million in the event of our complete withdrawal from the Local One plan during the 2011 plan year. We have not yet received the year-end 2011 actuarial estimates for the Local One plan. We anticipate that the liability estimates for withdrawals occurring in 2012 will increase from the 2011 estimates noted above. Any withdrawal liability assessed against us in connection with a complete or partial withdrawal would generally be payable to the Local One plan over an amortization schedule under which our aggregate annual payments would be capped based on a formula that takes into account our highest contribution rates in the last ten years. These withdrawal liability payments would be in addition to pension contributions to any new pension plan adopted or contributed to by us to replace the Local One plan.

As noted above, although we have no intention to withdraw from the Local One plan, if we did withdraw, there is a risk that our complete withdrawal could be considered a mass withdrawal, in which case our aggregate withdrawal liability obligations could be higher than those described above. Adverse changes to pension laws and regulations could increase the likelihood and amount of our liabilities arising under the Local One plan.

Various aspects of our business are subject to federal, state and local laws and regulations. The impact of these regulations and our compliance with them may require additional capital expenditures and could materially adversely affect our ability to conduct our business as planned.

We are subject to federal, state and local laws and regulations relating to zoning, land use, environmental protection, work place safety, public health, community right-to-know, alcoholic beverage sales, tobacco sales and pharmaceutical sales. New York and Pennsylvania and several local jurisdictions regulate some of the products and services offered within our stores, including alcoholic beverages. The production and sale of milk, including the price of raw milk, is regulated through federal market orders and price support programs. We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions, disabled access and work permit requirements. A number of federal, state and local laws impose requirements or restrictions on business owners with respect to access by disabled persons. Compliance with, or changes in, these laws or new laws could require significant capital expenditures, impact our remodel plans and otherwise materially adversely affect our business.

Our pharmacy business is subject to certain government laws and regulations, including those administered and enforced by Medicare, Medicaid, the Drug Enforcement Administration, the Consumer Product Safety Commission, the U.S. Federal Trade Commission, the U.S. Food and Drug Administration and local regulators in the states in which we operate. In order to dispense pharmaceutical products, including controlled substances, we are required to register or license our pharmacies and pharmacists and to comply with security, recordkeeping, inventory control and labeling standards. Changes in these regulations may require operational changes or otherwise adversely affect our business. Our pharmacy sales may be reduced if various prescription drugs are converted to over-the-counter medications or if the rate at which new prescription drugs become available slows or prescription drugs are withdrawn from the market. Changes in third party reimbursement levels for prescription drugs, including changes in Medicare or state Medicaid programs, could have an adverse effect on our business. In addition, our pharmacy business is subject to state and federal prohibitions against certain payments intended to induce referrals of patients or other health care business. Failure to properly adhere to these and other applicable regulations could result in the imposition of civil, administrative and criminal penalties including: suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in, or exclusion from, government reimbursement programs such as Medicare and Medicaid; loss of licenses; significant fines or monetary penalties for anti-kickback law violations, submission of false claims or other failures to meet reimbursement program requirements. Our pharmacy business is also subject to the Health Insurance Portability and Accountability Act, including its obligations to protect the confidentiality of certain patient information and other obligations. Failure to properly adhere to these requirements could result in the imposition of civil as well as criminal penalties. Ultimately, compliance with each of these regulations could impact our operations and any non-compliance could materially adversely affect our business.

Certain risks are inherent in providing pharmacy services, and insurance may not be adequate or available to cover any claims against us.

Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other health care products, such as risks of liability for products which cause harm to consumers. Although our general liability policies cover pharmacy professional liability, the coverage limits under our insurance programs may not be adequate to protect us against future claims, and we may not be able to maintain this insurance on acceptable terms in the future, or at all. Our business may be materially adversely affected if in the future our insurance coverage proves to be inadequate or unavailable, or there is an increase in the liability for which we self-insure, or we suffer harm to our reputation as a result of an error or omission.

If the number or severity of claims for which we are self-insured increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our recorded liabilities, we may be materially adversely affected.

We use a combination of insurance and self-insurance to cover potential liabilities for workers’ compensation, automobile and general liability, property insurance and employee health care benefits. We estimate the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a degree of variability. Any actuarial projection of losses concerning workers’ compensation and general and automobile liability is subject to this variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and actual claim settlement patterns.

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

Our operations are subject to various laws and regulations relating to the protection of the environment, including those governing the storage, management, disposal and cleanup of hazardous materials. Some environmental laws, such as CERCLA and similar state statutes, impose strict, and under certain circumstances joint and several, liability for costs to remediate a contaminated site, and also impose liability for damages to natural resources. Third-party claims in connection with releases of or exposure to hazardous materials relating to our current or former properties or third-party waste disposal sites can also arise. In addition, the presence of contamination at any of our properties could impair our ability to sell or lease the contaminated properties or to borrow money using any of these properties as collateral. The costs and liabilities associated with any such contamination could be substantial, and could have a material adverse effect on our business.

Refined petroleum products are stored in underground storage tanks at our warehouse and at some of our retail locations in connection with our sales of these products. Our operations are subject to related hazards and risks, including fires, explosion, spills, clean-up obligations, personal injury or wrongful death claims, property damage and potential fines and penalties. Insurance is not available for these operational risks, and there is no assurance that insurance will be adequate to fully compensate us for any liability. The occurrence of a significant event that is not fully insured could have a material adverse effect on our business.

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

Any difficulties we experience with respect to our information technology systems could lead to significant disruption to our business.

We have large, complex information technology systems that are critical to our business operations. We could encounter difficulties developing new systems or maintaining and upgrading existing systems. These difficulties could lead to significant disruption in our business operations.

We have outsourced our information technology services to HP Enterprise Services, LLC (formerly known as Electronic Data Systems, LLC), or HP. Our information technology hub is located in North Carolina. Any disruption in our relationship with HP or its ability to perform services, including by reason of financial distress, adverse weather conditions, legal actions affecting HP, or other factors could result in disruption to our business.

Food and drug safety concerns and related unfavorable publicity may adversely affect us.

We could be materially adversely affected if consumers lose confidence in the safety and quality of the food supply chain. Adverse publicity about these concerns, whether or not ultimately based on fact, and whether or not involving products sold at our stores, could discourage consumers from buying our products. The real or perceived sale of contaminated food products by us or our suppliers could result in a loss of consumer confidence and product liability claims. To the extent that we are unable to maintain appropriate sanitation and quality standards in our stores and distribution facilities, food safety and quality issues could involve expense and damage to our various brand names. Additionally, concerns about the safety or effectiveness of certain drugs or negative publicity surrounding certain categories of drugs may have a negative impact on our pharmacy sales.

Threats or potential threats to security may adversely affect us.

Data theft, information espionage or other criminal activity directed at the retail industry or computer or communications systems may adversely affect our businesses by causing us to implement costly security measures in recognition of actual or potential threats, by requiring us to expend significant time and expense developing, maintaining or upgrading our information technology systems or by causing us to incur significant costs to reimburse third parties for damages. These activities may also adversely affect our business by reducing consumer confidence in the marketplace and by modifying consumer spending habits. Despite our efforts to secure and maintain our computer network, security could be compromised, confidential information including customer information could be misappropriated or system disruptions could occur. This could lead to disruption of operations, loss of sales or profits or cause us to incur significant costs to reimburse third parties for damages.

We are heavily dependent on our key personnel.

Our success is largely dependent upon the efforts and skills of our senior management team and other key managers. The loss of the services of one or more of these persons could have a material adverse effect on our business. In addition, we compete with other potential employers for employees, and we may not succeed in hiring or retaining the executives and other employees that we need. Our inability to hire or retain key personnel could have a material adverse effect on our business.

If we experience a data security breach and confidential customer information is disclosed, we may be subject to penalties and experience negative publicity, which could affect our customer relationships and have an adverse effect on our business.

We and our customers could suffer harm if customer information was accessed by third parties due to a security failure in our systems. The processing of transactions in our stores require us to receive and store a large amount of personally identifiable data. This type of data is subject to legislation and regulation in various jurisdictions. Data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative proposals addressing data privacy and security. If some of the current proposals are adopted, we may be subject to more extensive requirements to protect the customer information that we process in connection with the purchases of our products. We may also become exposed to potential liabilities, including fines and penalties, with respect to the data that we collect, manage and process, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our methods of collection, processing and storage of personal data. Investigations, lawsuits or adverse publicity relating to our methods of handling personal data could result in increased costs and negative market reaction.

Our substantial indebtedness impacts our business flexibility.

As of December 31, 2011, we had $530.7 million of indebtedness outstanding (inclusive of $172.5 million of capital leases), and $70.4 million of unused commitments under our revolving asset-based facility (the “ABL Facility”) (after giving effect to $13.1 million of letters of credit outstanding thereunder). Our substantial indebtedness has important consequences for our business. For example, it could:

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

•	limit our flexibility in planning for, or reacting to, changes in the business and industry in which we operate;

•	impact our ability to service our indebtedness;

•	place us at a competitive disadvantage compared to any less leveraged competitors; and

•

prevent us from raising the funds necessary to repurchase outstanding notes tendered to us upon the occurrence of certain changes of control, which would constitute a default under the indenture governing our outstanding notes.

Litigation may materially adversely affect our businesses.

Our operations are characterized by a high volume of customer traffic and by transactions involving a wide variety of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies in many other industries. Consequently, we may be a party to individual personal injury, bad fuel, products liability and other legal actions in the ordinary course of our business, including litigation arising from food-related illness. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in our business, regardless of whether the allegations are valid or whether we are ultimately found liable.

Morgan Stanley Private Equity, or MSPE, and private equity affiliates of HSBC Private Equity Advisors LLC, or HSBC, own the majority of our capital stock, which allows them to have significant influence over substantially all matters requiring stockholder approval.

Various funds affiliated with MSPE and HSBC hold 71.6% and 19.9%, respectively, of our issued and outstanding capital stock. As a result of this equity ownership and our Amended and Restated Shareholders’ Agreement dated as of January 29, 2010 with MSPE, HSBC and other stockholders, MSPE and HSBC have the power to significantly influence the results of stockholder votes, including transactions involving a potential change of control of us. MSPE also controls the election of our Board of Directors. So long as HSBC retains sufficient ownership of our voting power, it has board observer rights, as well as consent rights in connection with certain major company actions including changes to policies and organizational documents, dispositions and financing activity.

The interests of MSPE and HSBC, as our controlling stockholders, could conflict with our debtholders’ interests, especially if we encounter financial difficulties or are unable to pay our debts as they mature. MSPE and HSBC may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that would enhance the value of their equity even though these transactions involve risks to the debtholders. Corporate opportunities may arise that may be attractive to us as well as to MSPE, HSBC or their affiliates, including potential acquisitions. These issues could intensify if an affiliate of MSPE or HSBC were to enter into or acquire a business similar to our business. MSPE, HSBC or their affiliates may direct relevant corporate opportunities to other entities they control rather than to us. Further, neither MSPE nor HSBC has any obligation to provide us with any equity or debt financing in the future in excess of certain capital calls up to a cap.

Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate the cash required to service our indebtedness.

Our ability to make payments on and refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future. Our historical financial results have been, and our future financial results are expected to be, subject to substantial fluctuations, and will depend upon general economic conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to meet our debt service obligations or fund our other liquidity needs, we may need to refinance all or a portion of our debt before maturity, seek additional equity capital, reduce or delay scheduled expansions and capital expenditures or sell material assets or operations. We may not be able to pay our debt or refinance it on commercially reasonable terms, or at all, or to fund our liquidity needs.

If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing our outstanding debt. If such a default were to occur, the lenders under the ABL Facility could elect to declare all amounts outstanding under the ABL Facility immediately due and payable, and the lenders would not be obligated to continue to advance funds under the ABL Facility. If the amounts outstanding under the ABL Facility were accelerated, our assets may not be sufficient to repay in full the money owed to our other debtholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2011, the Company operated 125 supermarkets and five supermarkets were operated by its franchisees. Of these operated supermarkets, the Company leased 113 and owned 12.

OWNED PROPERTIES

As of December 31, 2011, the Company owned nine supermarkets in Bath, Buffalo, Camden, Canastota, Fayetteville, Frewsburg, Pulaski, Randolph and Sherrill, New York, and three supermarkets in Bradford, Sheffield and Youngsville, Pennsylvania.

LEASED PROPERTIES

The Company leases most of its supermarkets, which is typical of companies in the retail industry. The Company believes its longstanding presence in many of its locations provides it with the advantage of relatively low rents. The average remaining term on the Company’s leases, including options to renew, is 27 years.

The Company entered into an arrangement with the Town of Lancaster Industrial Development Agency, or IDA, relating to the Company’s warehouse and distribution facility in Lancaster, New York, to effectively maintain its ownership of this facility in a tax efficient manner. Under this arrangement, the facility was conveyed to the IDA and leased back to the Company pursuant to a lease agreement, which expires on December 31, 2017, unless terminated earlier. The lease agreement provides that, upon its termination for any reason, title to the facility will be conveyed back to the Company in exchange for $1.00 plus any outstanding amounts due and payable under the lease agreement. The lease agreement requires the Company to make a series of payments to the IDA which are effectively rent payments. Pursuant to the Company’s current supply agreement with C&S, the facility is subleased to a C&S affiliate, and operated by C&S on the Company’s behalf. The facility consists of a food distribution warehouse with refrigerated areas and ancillary buildings and comprises 906,600 square feet. Under the supply agreement, the Company is required to allow C&S to use the facility to service its supermarkets so long as the agreement is in place.

The Company leases its corporate offices and centralized mail distribution center. Its corporate offices are located in Williamsville, New York. The Company believes it has adequate facilities and space for its current and future activities. The Company’s mail center is located in Depew, New York and is the central depository for all mail to the corporate offices and store facilities.

LOCATIONS

Substantially all of the Tops supermarkets are either freestanding or located in neighborhood shopping centers where it is the marquee tenant. The Company believes that its stores are strategically positioned and clustered in an efficient and targeted manner, focusing on key regions of Upstate New York and Northern Pennsylvania. See “Business—Store Profile and Location” in Item 1 of Part I of this 10-K for more information on the locations of the Company’s stores.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material effect on our results of operations, financial position or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading markets for the Company’s common stock. The number of holders of the Company’s common stock is six.

Refer to the discussion in Notes 9 and 12 of the consolidated financial statements in Item 8 of Part II of this 10-K for information regarding cash dividends declared on the Company’s common stock and restrictions on the Company’s ability to pay these dividends.

Refer to the discussion of the Company’s 2007 Stock Incentive Plan in Note 12 of the consolidated financial statements in Item 8 of Part II of this 10-K for information regarding compensation plans under which the Company’s common stock is authorized for issuance.

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in thousands)

	Fiscal 2011 (52 weeks) (4)	Fiscal 2010 (52 weeks) (4)	Fiscal 2009 (53 weeks)	Fiscal 2008 (52 weeks)	Fiscal 2007 Successor Period (4 weeks)	Tops Markets, LLC Fiscal 2007 Predecessor Period (48 weeks) (5)

Statements of Operations Data:
Inside sales	$2,151,299	$2,107,524	$1,579,448	$1,542,054	$126,079	$1,406,794
Gasoline sales	204,193	150,012	116,160	158,178	10,732	119,966

Net sales	2,355,492	2,257,536	1,695,608	1,700,232	136,811	1,526,760
Operating income (loss)	68,825	10,633	34,490	28,779	4,786	(6,812)
Net income (loss)	5,832	(26,954)	(25,693)	(10,844)	984	(52,097)
Balance Sheet Data:
Total assets	647,212	680,351	592,848	619,694	641,102	N/A
Long-term liabilities, including obligations under capital lease and financing obligations	543,256	561,931	486,305	400,313	407,103	N/A
Total shareholders’ (deficit) equity	(59,464)	(65,511)	(38,801)	87,729	100,581	N/A
Supermarket Operating Data:
Number of supermarkets at end of fiscal period	125	127	71	71	71	71
Average weekly inside ID sales per supermarket (1) (3)	$325,739	$418,465	$418,511	$416,434	$442,668	$411,752
Inside ID sales increase (1) (2)	1.4%	0.1%	0.5%	1.2%	N/A	N/A
Number of gas stations at end of fiscal period	38	35	31	28	26	26
Motor fuel gallons sold (in thousands)	61,180	57,079	52,540	50,124	3,668	45,793
Other Financial Data:
Net cash provided by (used in):
Operating activities	$68,651	$49,458	$66,813	$81,067	$24,572	$21,677
Investing activities	(45,209)	(113,933)	(36,693)	(56,237)	(298,172)	(6,988)
Financing activities	(21,680)	62,172	(40,717)	(28,437)	307,526	(30,141)
Total depreciation and amortization	67,053	77,315	65,285	55,530	3,760	42,368
Capital expenditures	45,575	49,663	28,080	35,298	198	7,201

(1)	We define “inside ID sales” as the change in year-over-year inside sales (net sales excluding gasoline sales), excluding franchise revenue, for “ID stores.” We include a supermarket in the “inside ID sales” base after its thirteenth full period of operation.

(2)	To calculate the “Inside ID sales increase” for Fiscal 2010 and Fiscal 2009, we have used the most comparable 52-week periods. When comparing Fiscal 2009 to Fiscal 2008, we have excluded the 53rd week of Fiscal 2009. When comparing Fiscal 2010 to Fiscal 2009, we have excluded the 1st week of Fiscal 2009.
(3)	The decrease in average weekly inside ID sales per supermarket in Fiscal 2011 is due to the retained Penn Traffic supermarkets that were acquired in January 2010, which are generally much smaller in size and have lower average sales volumes, becoming ID stores during early Fiscal 2011.
(4)	Fiscal 2011 and Fiscal 2010 includes the operating results of the acquired Penn Traffic supermarkets from the date of acquisition, January 29, 2010.
(5)	The Fiscal 2007 Predecessor Period operating results represent those of Tops Markets, LLC under the ownership of Koninklijke Ahold N.V.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this 10-K.

COMPANY OVERVIEW

We are a leading supermarket retailer in our Upstate New York and Northern Pennsylvania markets. Introduced in 1962, our Tops brand is widely recognized as a strong retail supermarket brand name in our markets supported by strong customer loyalty and attractive supermarket locations. We are headquartered in Williamsville, New York and have approximately 12,500 associates.

On January 29, 2010, we completed the acquisition of substantially all assets and certain liabilities of Penn Traffic and its subsidiaries, including Penn Traffic’s 79 retail supermarkets, in exchange for cash consideration of $85.0 million. Twenty-four of the acquired supermarkets were closed or sold during 2010. In August 2010, the FTC issued a Proposed Order that required us to sell seven of the retained supermarkets. On June 30, 2011, the FTC approved a modified Final Order requiring the sale of the seven supermarkets and the retention of a divestiture trustee to market the supermarkets subject to the Final Order. Also on June 30, 2011, the FTC approved our application to sell three of these supermarkets to Hometown Markets. The sale of these supermarkets closed during July and August 2011. On September 27, 2011, as the divestiture trustee was unable to identify a potential buyer for three of the remaining supermarkets subject to the Final Order, control of these supermarkets reverted to us. We continue to operate two of these supermarkets, while the third supermarket was closed on October 15, 2011. Also on September 27, 2011, the FTC approved a 90-day extension for the divestiture trustee to market the remaining supermarket subject to the Final Order. During November 2011, a petition was filed by the divestiture trustee with the FTC for approval of a proposed divestiture of this remaining supermarket. This petition was approved by the FTC during January 2012. The sale of the supermarket closed on January 30, 2012.

BASIS OF PRESENTATION

We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. Our fiscal years include 13 four-week reporting periods, with an additional week in the thirteenth reporting period for 53-week fiscal years. Our first quarter of each fiscal year includes four reporting periods, while the remaining quarters include three reporting periods. The period from January 2, 2011 to December 31, 2011 (“Fiscal 2011”) included 52 weeks. The period from January 3, 2010 to January 1, 2011 (“Fiscal 2010”) included 52 weeks. The period from December 28, 2008 to January 2, 2010 (“Fiscal 2009”) included 53 weeks.

RECENT EVENTS AFFECTING OUR RESULTS OF OPERATIONS AND THE COMPARABILITY OF REPORTED RESULTS OF OPERATIONS

Acquisition of Penn Traffic

On January 29, 2010, we completed the Penn Traffic acquisition, including Penn Traffic’s 79 retail supermarkets. We have currently retained 50 of the acquired supermarkets. Three supermarkets were sold during late July and early August 2011, one supermarket was closed in October 2011, and one supermarket was sold in January 2012. The remaining 24 supermarkets were closed or sold during 2010. Net sales and operating loss for these 24 supermarkets were $33.9 million and $2.8 million, respectively, during Fiscal 2010. Also included in our results during Fiscal 2010 were integration costs of $23.3 million and one-time legal and professional fees related to the Penn Traffic acquisition of $5.3 million. Additionally, we incurred $0.7 million and $2.1 million of legal expenses associated with the FTC’s review of the acquired supermarkets during Fiscal 2011 and Fiscal 2010, respectively. Additional depreciation and amortization of $0.7 million was incurred during Fiscal 2011, as compared to Fiscal 2010, associated with acquired property, equipment and intangible assets as a result of operating the acquired supermarkets for four additional weeks during Fiscal 2011.

The excess of net assets acquired over the purchase price of $15.7 million has been recognized as a bargain purchase in the consolidated statement of operations for Fiscal 2010. This bargain purchase was attributable to the distressed status of Penn Traffic due to poor historical operating results, which led to its November 2009 bankruptcy filing.

RESULTS OF OPERATIONS

Fiscal 2011 compared with Fiscal 2010

Summary

The results of operations during Fiscal 2011 when compared with Fiscal 2010 were primarily impacted by a 1.4% increase in same store sales, the additional four weeks of operating results for the acquired and retained Penn Traffic supermarkets during Fiscal 2011, as well as one-time acquisition and integration costs of $28.6 million associated with the Penn Traffic acquisition incurred during Fiscal 2010.

Net Sales

The following table includes a comparison of the components of our net sales for Fiscal 2011 and Fiscal 2010.

(Dollars in thousands)

	Fiscal 2011 (52 weeks)	Fiscal 2010 (52 weeks)	$ Change	% Change

Inside sales	$2,151,299	$2,107,524	$43,775	2.1%
Gasoline sales	204,193	150,012	54,181	36.1%

Net sales	$2,355,492	$2,257,536	$97,956	4.3%

Inside sales increased during Fiscal 2011 compared with Fiscal 2010 due to a 1.4% increase in same store sales, the operation of the acquired and retained Penn Traffic supermarkets for four additional weeks, as well as incremental inside sales associated with new stores opened since 2010. These factors were partially offset by the impact of the sale or closure of 28 of the acquired Penn Traffic supermarkets.

Gasoline sales increased during Fiscal 2011 compared with Fiscal 2010 due to a 27.0% increase in the retail price per gallon. Additionally, the number of gallons sold increased 7.2%, primarily due to the addition of seven new fuel stations since April 2010.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for Fiscal 2011 and Fiscal 2010.

(Dollars in thousands)

	Fiscal 2011 (52 weeks)	% of Net Sales	Fiscal 2010 (52 weeks)	% of Net Sales	$ Change	% Change

Cost of goods sold	$(1,650,166)	70.1%	$(1,579,016)	69.9%	$71,150	4.5%
Distribution costs	(44,189)	1.9%	(44,829)	2.0%	(640)	(1.4)%

Gross profit	$661,137	28.1%	$633,691	28.1%	$27,446	4.3%

As a percentage of net sales, cost of goods sold increased during Fiscal 2011 compared with Fiscal 2010 due to the higher proportion of gasoline sales versus inside sales, as gasoline sales occur at higher cost of goods sold percentages. This was partially offset by a higher cost of goods sold percentage on inside sales during Fiscal 2010 due to promotional activities associated with the rebannering and grand re-openings of the retained Penn Traffic supermarkets, price optimization efforts during Fiscal 2011, as well as a higher percentage of private label merchandise sales during Fiscal 2011.

Distribution costs remained consistent during Fiscal 2011 compared with Fiscal 2010. The decline in distribution costs as a percentage of net sales was primarily driven by the increase in the retail price per gallon on gasoline sales.

Operating Expenses

The following table includes a comparison of operating expenses for Fiscal 2011 and Fiscal 2010.

(Dollars in thousands)

	Fiscal 2011 (52 weeks)	% of Net Sales	Fiscal 2010 (52 weeks)	% of Net Sales	$ Change	% Change
Wages, salaries and benefits	$317,738	13.5%	$310,800	13.8%	$6,938	2.2%
Selling and general expenses	103,153	4.4%	104,841	4.6%	(1,688)	(1.6)%
Administrative expenses	79,780	3.4%	102,754	4.6%	(22,974)	(22.4)%
Rent expense	18,856	0.8%	19,135	0.8%	(279)	(1.5)%
Depreciation and amortization	51,205	2.2%	62,353	2.8%	(11,148)	(17.9)%
Advertising	18,789	0.8%	23,175	1.0%	(4,386)	(18.9)%
Impairment charges	2,791	0.1%	—	N/A	2,791	N/A

Total	$592,312	25.1%	$623,058	27.6%	$(30,746)	(4.9)%

Wages, Salaries and Benefits

As a percentage of net sales, the decrease in wages, salaries and benefits during Fiscal 2011 compared with Fiscal 2010 was largely attributable to the more effective utilization of labor, particularly in the retained Penn Traffic supermarkets as a result of significant increases in sales levels in these stores. The decrease also reflects the higher proportion of gasoline sales versus inside sales, as gasoline sales require relatively less labor support. These factors were partially offset by lower vacation expense of $6.4 million during Fiscal 2010 related to a policy change for union associates that modified the period over which vacation time is earned and a $1.5 million increase in bonus expense in Fiscal 2011 due to improved performance against bonus metrics.

Selling and General Expenses

As a percentage of net sales, the decrease in selling and general expenses during Fiscal 2011 compared with Fiscal 2010 was largely due to a $2.7 million decrease in utility costs, primarily attributable to lower commodity costs for electricity. Additionally, $0.7 million of Penn Traffic integration costs were classified in selling and general expenses during Fiscal 2010 that were not incurred in 2011. We also benefitted from the renegotiation of certain cleaning contracts during Fiscal 2011. These positive factors were largely offset by a $1.1 million increase in repairs and maintenance expense, and a $1.4 million increase in credit and debit card transaction fees due to increases in usage and fee rates.

Administrative Expenses

The decrease in administrative expenses during Fiscal 2011 compared with Fiscal 2010 was primarily attributable to a combined $21.7 million of Penn Traffic integration costs, legal and professional fees related to the Penn Traffic acquisition and higher legal expenses associated with the FTC’s review of the acquired supermarkets recorded in Fiscal 2010. Additionally, we experienced a $5.1 million decrease in information technology, or IT, costs in Fiscal 2011, largely resulting from our renegotiated IT services contract. These items were partially offset by a $0.9 million increase in depreciation related to recent IT equipment capital expenditures, a $2.1 million increase in bonus expense due to improved performance against bonus metrics, a $0.5 million increase in share-based compensation expense due to stock option forfeitures that reduced our recorded expense during Fiscal 2010, normal wage rate increases and severance expense related to corporate headcount reductions during early 2011.

Rent Expense, Net

Rent expense reflects our rental expense for our supermarkets under operating leases, net of income we receive from various entities that rent space in our supermarkets under subleases. Rent expense remained relatively consistent during Fiscal 2011 compared with Fiscal 2010.

Depreciation and Amortization

The decrease in depreciation and amortization during Fiscal 2011 compared with Fiscal 2010 was largely attributable to a significant amount of assets that became fully depreciated near the conclusion of Fiscal 2010, partially offset by incremental depreciation and amortization of $0.7 million associated with assets acquired as part of the Penn Traffic acquisition, and 2010 and 2011 capital expenditure activity.

Advertising

The decrease in advertising during Fiscal 2011 compared with Fiscal 2010 was due to $5.2 million in costs associated with the communication of the Penn Traffic acquisition to our customers and the promotion of the grand re-openings related to the rebannered supermarkets during Fiscal 2010. This was partially offset by investments in additional advertising initiatives during Fiscal 2011.

Impairment Charges

On June 30, 2011, the FTC approved our application to sell three supermarkets acquired as part of the Penn Traffic acquisition to Hometown Markets. The sale of these supermarkets closed in late July and early August 2011. As a result of the sale, we recorded a $1.9 million impairment within the consolidated statement of operations during Fiscal 2011, representing the excess of the carrying value of assets over the fair value of assets.

During November 2011, we executed an agreement to sell the remaining acquired Penn Traffic supermarket subject to the Final Order from the FTC. As a result of the pending sale that closed during January 2012, we recorded a $0.9 million impairment within the consolidated statement of operations during Fiscal 2011, representing the excess of the carrying value of assets over the fair value of assets.

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

Interest Expense, Net

The $0.5 million increase in interest expense during Fiscal 2011 compared with Fiscal 2010 was primarily attributable to incremental interest expense related to the $75.0 million Senior Notes issued on February 12, 2010 that were outstanding for all of Fiscal 2011.

Income Tax (Expense) Benefit

The income tax expense during Fiscal 2011 primarily reflects our income before income taxes, the benefit of federal tax credits, and the reversal of valuation allowance against net deferred tax assets. The overall effective tax rate was 18.2%. The effective tax rate would have been 38.0% without the impact of federal tax credits and adjustments to the valuation allowance.

The income tax benefit during Fiscal 2010 was primarily attributable to the reversal of $10.3 million of the valuation allowance established during Fiscal 2009. The reversal of the valuation allowance was the result of recording a deferred tax liability that resulted from the bargain purchase associated with the Penn Traffic acquisition. The timing of taxable income resulting from the amortization of the gain for tax purposes provides sufficient future taxable income to support the future deductibility of the Company’s deferred tax assets. The overall effective rate for Fiscal 2010 was 25.0%. The effective tax rate would have been 39.9% without the impact of adjustments to the valuation allowance, the bargain purchase, and discrete charges.

Net Income (Loss)

Our net income (loss) improved to net income of $5.8 million during Fiscal 2011 compared with net loss of $27.0 million during Fiscal 2010.

Fiscal 2010 compared with Fiscal 2009

Summary

The results of operations during Fiscal 2010 when compared with Fiscal 2009 were impacted primarily by the Penn Traffic acquisition. Fifty-five supermarkets acquired in the Penn Traffic acquisition had been retained and operated through the end of Fiscal 2010.

Net Sales

The following table includes a comparison of the components of our net sales for Fiscal 2010 and Fiscal 2009.

(Dollars in thousands)

	Fiscal 2010 (52 weeks)	Fiscal 2009 (53 weeks)	$ Change	% Change
Inside sales	$2,107,524	$1,579,448	$528,076	33.4%
Gasoline sales	150,012	116,160	33,852	29.1%

Net sales	$2,257,536	$1,695,608	$561,928	33.1%

Inside sales increased 33.4% in Fiscal 2010 compared with Fiscal 2009, primarily due to net sales of $560.8 million related to new supermarkets, including the acquired Penn Traffic supermarkets. Excluding the 53rd week in Fiscal 2009, same store sales increased 0.1%. Net sales for the 24 acquired supermarkets that were closed, sold or liquidated during Fiscal 2010 were $33.9 million during Fiscal 2010.

Gasoline sales increased 29.1% in Fiscal 2010 compared with Fiscal 2009 due to an 18.9% increase in the retail price per gallon. The number of gallons sold increased 8.6%, primarily due to the addition of four new fuel stations during Fiscal 2010, and a full-year of operation for three fuel stations added during Fiscal 2009.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for Fiscal 2010 and Fiscal 2009.

(Dollars in thousands)

	Fiscal 2010 (52 weeks)	% of Net Sales	Fiscal 2009 (53 weeks)	% of Net Sales	$ Change	% Change
Cost of goods sold	$(1,579,016)	69.9%	$(1,185,344)	69.9%	$393,672	33.2%
Distribution costs	(44,829)	2.0%	(33,852)	2.0%	10,977	32.4%

Gross profit	$633,691	28.1%	$476,412	28.1%	$157,279	33.0%

As a percentage of net sales, cost of goods sold, distribution costs and gross profit remained consistent for Fiscal 2010 compared with Fiscal 2009.

Operating Expenses

The following table includes a comparison of operating expenses for Fiscal 2010 and Fiscal 2009.

(Dollars in thousands)

	Fiscal 2010 (52 weeks)	% of Net Sales	Fiscal 2009 (53 weeks)	% of Net Sales	$ Change	% Change
Wages, salaries and benefits	$310,800	13.8%	$224,958	13.3%	$85,842	38.2%
Selling and general expenses	104,841	4.6%	73,474	4.3%	31,367	42.7%
Administrative expenses	102,754	4.6%	65,013	3.8%	37,741	58.1%
Rent expense	19,135	0.8%	13,219	0.8%	5,916	44.8%
Depreciation and amortization	62,353	2.8%	52,727	3.1%	9,626	18.3%
Advertising	23,175	1.0%	12,531	0.7%	10,644	84.9%

Total	$623,058	27.6%	$441,922	26.0%	$181,136	41.0%

Wages, Salaries and Benefits

As a percentage of net sales, the increase in wages, salaries and benefits for Fiscal 2010 compared with Fiscal 2009 is largely attributable to investments in labor during the rebannering and re-openings of the retained Penn Traffic supermarkets, as well as the lower average sales base of these supermarkets. The comparative percentage is also impacted by the fact that none of the acquired Penn Traffic supermarkets had fuel stations, for which gasoline sales require less labor expense than inside sales. Furthermore, we experienced a 10% year-over-year increase in pension and health and welfare costs, as required by our collective bargaining agreements.

Selling and General Expenses

As a percentage of net sales, selling and general expenses increased for Fiscal 2010 compared with Fiscal 2009 due to $0.7 million of Penn Traffic integration costs included in selling and general expenses during Fiscal 2010, as well as an increase of $10.8 million in electricity costs due to the warmer temperatures in 2010 and higher commodity prices.

Administrative Expenses

The increase in administrative expenses for Fiscal 2010 compared with Fiscal 2009 was primarily attributable to a combined $22.4 million of Penn Traffic integration costs, one-time legal and professional fees related to the Penn Traffic acquisition and non-recurring legal expenses associated with the FTC’s review of the acquired supermarkets. Furthermore, we incurred additional labor expense of $12.8 million related to 2010 head count additions to accommodate increased corporate activities following the Penn Traffic acquisition, combined with normal wage rate increases.

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

Advertising

The increase in advertising expenses for Fiscal 2010 compared with Fiscal 2009 was primarily attributable to $5.2 million in costs associated with the communication of the Penn Traffic acquisition to our customers and the promotion of the re-bannered supermarkets. Additionally, we incurred increased circular costs of $6.4 million due to enhancements made to our circulars, our increased store base and expanded geographic area, as well as duplicative costs of producing circulars under the P&C, Quality Markets and Bi-Lo banners subsequent to the Penn Traffic acquisition. In early Fiscal 2010, we incurred costs of $1.7 million associated with our Monopoly® promotion. The increase was partially offset by a decrease in media production.

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

In connection with prepayments of $20.0 million related to our previous first lien credit agreement during Fiscal 2009, $0.8 million of additional debt was forgiven. This amount, net of the write-off of $0.3 million of unamortized deferred financing costs, was recorded as a gain on debt extinguishment in our consolidated statement of operations for Fiscal 2009. Effective October 9, 2009, we issued $275.0 million of Senior Notes and simultaneously entered into the $70.0 million revolving ABL Facility. The proceeds from the Senior Notes and the ABL Facility were used, in part, to retire the outstanding balances related to our previous first lien credit agreement and warehouse mortgage. In connection with these retirements, we wrote off unamortized deferred financing costs of $7.0 million and incurred additional costs of $0.3 million, which were recorded as a loss on debt extinguishment in our consolidated statement of operations for Fiscal 2009.

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

Income Tax Benefit (Expense)

The change from the income tax expense of $5.4 million in Fiscal 2009 to the income tax benefit of $9.0 million in Fiscal 2010 is primarily attributable to the higher pre-tax loss in Fiscal 2010, combined with the non-taxability of the bargain purchase related to the Penn Traffic acquisition. Additionally, we established a $13.9 million valuation allowance during Fiscal 2009 related to our deferred tax assets, compared to an additional valuation allowance of $11.9 million during Fiscal 2010. The resulting effective tax rate for Fiscal 2010 was 25.0% compared to an effective tax rate for Fiscal 2009 of (26.5)%.

Deferred income tax assets or liabilities reflect temporary differences between amounts of assets and liabilities, including net operating loss carryforwards, for financial and tax reporting. Such amounts are adjusted as appropriate to reflect changes in the tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred income tax asset for which realization is uncertain.

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

Also effective October 9, 2009, we entered into the ABL Facility, which expires on October 9, 2013. The ABL Facility allowed a maximum borrowing capacity of $70.0 million, including a sub-limit for the issuance of letters of credit, subject to a borrowing base calculation. The ABL Facility was amended on January 29, 2010 to increase the maximum borrowing capacity to $100.0 million. As of December 31, 2011, the unused availability under the ABL Facility was $70.4 million, after giving effect to $13.1 million of letters of credit outstanding thereunder. As of January 1, 2011, $12.5 million of letters of credit were outstanding. Revolving loans under the ABL Facility, at our option, bear interest at either i) LIBOR plus a margin of 350 to 400 basis points, determined based on levels of borrowing availability, or ii) the prime rate plus a margin of 250 to 300 basis points, determined based on levels of borrowing availability. As of December 31, 2011, the effective interest rate on borrowings under the ABL Facility was 5.75%. The ABL Facility is collateralized primarily by (i) first-priority interests, subject to certain exceptions, in the ABL Priority Collateral and (ii) second-priority interests, subject to certain exceptions, in the Notes Priority Collateral.

On January 29, 2010, we completed the Penn Traffic acquisition. In addition to cash consideration of $85.0 million paid to Penn Traffic, we recorded $23.3 million of integration costs and $2.1 million of legal expenses associated with the FTC’s review of the acquired supermarkets during Fiscal 2010, and $5.3 million and $1.1 million of transaction costs during Fiscal 2010 and Fiscal 2009, respectively. We received proceeds from the sale of Penn Traffic stores acquired assets of $1.3 million and $20.8 million during Fiscal 2011 and Fiscal 2010, respectively.

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

Cash Flows Information

The following is a summary of cash provided by or used in each of the indicated types of activities:

(Dollars in thousands)

	Fiscal 2011 (52 weeks)	Fiscal 2010 (52 weeks)	Fiscal 2009 (53 weeks)
Cash provided by (used in):
Operating activities	$68,651	$49,458	$66,813
Investing activities	(45,209)	(113,933)	(36,693)
Financing activities	(21,680)	62,172	(40,717)

Cash provided by operating activities during Fiscal 2011 increased $19.2 million compared with Fiscal 2010 due to a $49.3 million increase in earnings, adjusted for non-cash income and expenses. Operating cash flows for Fiscal 2010 included $31.4 million of integration costs and one-time legal and professional fee cash expenditures related to the Penn Traffic acquisition. Changes in operating assets and liabilities represented a use of cash from operating activities of $13.3 million during Fiscal 2011, compared to a source of cash of $16.8 million during Fiscal 2010. This period-over-period change was primarily attributable to the timing of vendor payments and the resulting changes in accounts payable during the respective periods.

Cash provided by operating activities during Fiscal 2010 decreased $17.4 million compared with Fiscal 2009 due to cash expenditures of $31.4 million related to integration efforts, legal expenses associated with the FTC’s review of the acquired supermarkets and other one-time legal and professional fees related to the Penn Traffic acquisition. These cash expenditures were partially offset by a $14.8 million improvement in cash from changes in operating assets and liabilities due to the more effective management of working capital, despite incremental working capital investment requirements related to the acquired Penn Traffic supermarkets. Additionally, Fiscal 2010 reflects incremental cash flows generated by the acquired Penn Traffic supermarkets.

Cash used in investing activities during Fiscal 2011 decreased $68.7 million compared with Fiscal 2010, primarily due to cash consideration paid in connection with the Penn Traffic acquisition during Fiscal 2010, net of proceeds from the subsequent divestiture of Penn Traffic stores. Cash paid for property and equipment totaled $45.6 million and $49.7 million during Fiscal 2011 and Fiscal 2010, respectively. We expect to invest $35 million to $40 million in capital expenditures during the next 12 months.

Cash used in investing activities during Fiscal 2010 increased $77.2 million compared with Fiscal 2009, primarily due to cash consideration paid as part of the Penn Traffic acquisition, net of proceeds from the subsequent divestiture of certain acquired stores. Cash paid for property and equipment totaled $49.7 million and $28.1 million during Fiscal 2010 and Fiscal 2009, respectively.

Cash (used in) provided by financing activities decreased $83.9 million during Fiscal 2011 compared with Fiscal 2010 as a result of the issuance of an additional $75.0 million of Senior Notes and the proceeds of $30.0 million from the issuance of additional common shares during Fiscal 2010. This was partially offset by a $30.0 million dividend paid to our shareholders during Fiscal 2010, the change in net borrowings and repayments related to our ABL Facility, as well as $5.8 million of deferred financing costs incurred during Fiscal 2010.

Cash provided by (used in) financing activities during Fiscal 2010 changed $102.9 million compared with Fiscal 2009 as a result of the issuance of an additional $75.0 million of senior secured notes and proceeds of $30.0 million from the issuance of additional shares of common stock during Fiscal 2010, as well as prepayments made on our previous senior secured credit facility during Fiscal 2009. These factors were partially offset by the dividend to our shareholders and financing costs incurred in connection with our Fiscal 2010 financing activities.

Contractual Obligations

The following table sets forth a summary of our significant contractual obligations as of December 31, 2011:

(Dollars in thousands)

	Payments due by Period
	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt:
Notes(1)	$—	$—	$—	$350,000	$—	$—	$350,000
Other long- term debt	434	7,290	280	165	—	—	8,169
Interest(2)	53,670	51,560	49,438	39,249	9,947	26,480	230,344
Operating leases(3)	25,822	25,471	25,610	25,445	26,038	111,329	239,715
Capital leases(3)	12,701	15,812	17,100	12,219	16,454	98,229	172,515
Purchase obligations(4)	161,173	110,286	15,328	15,118	15,038	14,911	331,854
Other liabilities(5)	56,121	60,143	60,886	734	692	2,784	181,360

Total	$309,921	$270,562	$168,642	$442,930	$68,169	$253,733	$1,513,957

(1)	No principal amounts are due on the Senior Notes until October 15, 2015. Assumes aggregate principal amount of $350.0 million of Senior Notes are outstanding until maturity.
(2)	Amount primarily includes contractual interest payments related to the Senior Notes, capital leases and other long-term debt.
(3)	Some of our lease agreements provide us with an option to renew. We have not included renewal options in our future minimum lease amounts for renewals that are not reasonably assured. Our future operating lease obligations will change if we exercise these renewal options and if we enter into additional operating or capital lease agreements.
(4)	In addition to the purchase obligations reflected in the table above, we enter into supply contracts to purchase products for resale in the ordinary course of business. This category of contracts covers a broad spectrum of products and sometimes includes specific merchandising obligations relative to those products. These supply contracts typically include either a volume commitment or a fixed expiration date, pricing terms based on the vendor’s published list price, termination provisions, and other standard contractual considerations. Our obligation related to these contracts is typically limited to return of unearned allowances and therefore no amounts have been included above. Purchase obligations above relate to the outsourcing of a major portion of our information system functions and pharmacy inventory procurement through long-term agreements, as noted below:

•

In July 2010, we extended our existing IT outsourcing agreement with HP through December 31, 2017 to cover a wide range of information systems services. Under the agreement, HP provides data center operations, mainframe processing, business applications and systems development to enhance our customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates.

•

Effective December 1, 2010, we extended the term of our existing supply contract with McKesson through January 1, 2014 for the supply of substantially all of our prescription drugs and other health and beauty care products requirements. We are required to purchase a minimum of $400 million of product during the period from December 1, 2010 to January 1, 2014.

(5)	Other liabilities consist of health and welfare benefits and multiemployer pension plan contributions under collective bargaining agreements, as well as other pension and post-retirement benefits.

Multiemployer Pension Plans

We contribute to the Local One plan, a defined benefit multiemployer pension plan, under our collective bargaining agreements with Local One. The Local One plan generally provides retirement benefits to participants based on their service to contributing employers. The actuary for the Local One plan has estimated that, as of December 31, 2010, our withdrawl liability would be approximately $241.6 million in the event of our complete withdrawal from the Local One plan during the 2011 plan year. During Fiscal 2011 and Fiscal 2010, we made contributions of $8.9 million and $7.9 million, respectively, to this plan.

We will be required to increase our annual contributions to the Local One plan pursuant to our collective bargaining agreements and the Local One plan’s rehabilitation plan. We are also contingently liable for withdrawal liability in the event that we withdraw from the Local One plan. In accordance with applicable accounting rules, our contingent withdrawal liability is not included in our consolidated financial statements. We have no intention to withdraw from the Local One plan.

In addition, at the time our supply arrangement was entered into with C&S, certain of our warehouse personnel became employees of C&S, with C&S assuming our obligations under several multiemployer pension plans. Although we are not a sponsoring employer of, and make no contribution payments to any of these other multiemployer pension plans, we have certain contractual indemnification obligations for withdrawal liability that may arise in the event of C&S’s withdrawal from such plans, or upon termination of the supply agreement. According to estimates of the actuary for the multiemployer plan for which we indemnify C&S, the withdrawal liability for a withdrawal from such plan in 2011 would have been $130.6 million.

Off-Balance Sheet Arrangements

Other than our operating leases and contingent multiemployer pension liabilities previously discussed, and letters of credit, we are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

Product cost inflation could vary from our estimates due to general economic conditions, weather, availability of raw materials and ingredients in the products that we sell and their packaging, and other factors beyond our control.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. We have provided a description of all of our significant accounting policies in Note 1 to our consolidated financial statements in Item 8 of Part II of this 10-K. We believe that of these significant accounting policies, the following may involve a higher degree of judgment or complexity.

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

Inventory Valuation

We value inventories at the lower of cost or market using the last-in, first-out, or LIFO, method. Our inventory balances consist primarily of finished goods. Inventory costs include the purchase price of the product and freight charges to deliver the product and are net of certain cash or non-cash consideration received from vendors.

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

Valuation of Tradename

In accordance with the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other,” or ASC 350, we do not amortize the Tops tradename, which is deemed to have an indefinite useful life.

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

We use estimates based on expected trends in making these assumptions. An impairment loss, if necessary, is recorded as the excess of the carrying value over the net present value of estimated cash flows, which represents the estimated fair value of the asset. We did not recognize any losses during Fiscal 2011, Fiscal 2010 or Fiscal 2009. In connection with our December 1, 2011 Tops tradename impairment review, the fair value of the tradename was approximately 70% greater than the carrying value.

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

We determine whether the carrying value of our long-lived assets, including property and equipment, and finite-lived intangible assets may not be recoverable based upon the existence of one or more of the foregoing or other indicators of impairment. We determine if impairment exists relating to long-lived assets by comparing future undiscounted cash flows to the asset’s carrying value. If the carrying value is greater than the undiscounted cash flows, we measure the impairment as the amount by which the carrying value of the assets exceeds the fair value of the assets. The projected cash flows for each asset group considers multiple factors including store sales over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. Because of the significance of long-lived assets and finite-lived intangible assets and the judgments and estimates that go into the fair value analysis, we believe that our policies regarding impairment are critical. As discussed in Note 10 to the consolidated financial statements in Item 8 of Part II of this 10-K, the Company recorded impairment charges of $2.8 million during Fiscal 2011. There were no impairment charges recorded during Fiscal 2010 or Fiscal 2009.

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

Self-Insurance Programs

We are primarily self-insured for costs related to workers’ compensation and general liability claims. As of December 31, 2011, our workers’ compensation and general liability reserves were $13.4 million and $2.4 million, respectively. The liabilities represent our best estimates, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through the balance sheet date. We establish case reserves for reported claims using case-basis evaluation of the underlying claim data which is updated as new information becomes known.

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

Income Taxes

We account for income taxes using the liability method in accordance with ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based upon differences between the financial reporting and the tax basis of assets and liabilities, NOL carry forwards and federal tax credits, and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets or liabilities are expected to be realized or settled. The Company uses the provisions of ASC 740 to assess and record income tax uncertainties. In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of temporary differences, make certain assumptions regarding whether book/tax differences are permanent or temporary, and if temporary, the related timing of expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not more likely than not, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for uncertain tax positions when we believe that such tax positions do not meet the more likely than not threshold. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or the lapse of the statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate.

Recent Accounting Pronouncements—Not Yet Adopted

Recent Accounting Pronouncements are included in Note 1 to the consolidated financial statements in Item 8 of Part II of this 10-K.

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

We manage our exposure to interest rates and changes in the fair value of our debt instruments primarily through the strategic use of variable and fixed rate debt, and interest rate swaps. As of December 31, 2011, we did not have any outstanding interest rate swaps designated as fair value or cash flow hedges. During Fiscal 2009, we terminated a cash flow interest rate swap with a notional amount of $140.0 million that was entered into during 2007.

The table below provides information about our outstanding debt as of December 31, 2011. The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases, as of December 31, 2011. Interest rates reflect the weighted average rate for the outstanding instruments. The variable component of each variable rate debt instrument is based on the weighted average of LIBOR using the forward yield curve and the prime rate as of December 31, 2011. The Fair-Value column includes the fair-value of our debt instruments as of December 31, 2011. Refer to Note 1 of our consolidated financial statements in Item 8 of Part II of this 10-K for information about our accounting policy for financial instruments.

(Dollars in thousands)

	Expected Fiscal Year of Maturity
	2012	2013	2014	2015	2016	Thereafter	Fair Value
Debt
Fixed rate	$434	$2,290	$280	$350,165	$—	$—	$369,357
Average interest rate	7.1%	3.5%	7.1%	10.1%	N/A	N/A
Variable rate	$—	$5,000	$—	$—	$—	$—	$5,000
Average interest rate	N/A	5.75%	N/A	N/A	N/A	N/A

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tops Holding Corporation

Williamsville, New York

We have audited the accompanying consolidated balance sheets of Tops Holding Corporation and subsidiaries (the “Company”) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, changes in shareholders’ (deficit) equity, and cash flows for the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Williamsville, New York

March 29, 2012

TOPS HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$19,181	$17,419
Accounts receivable, net (Note 3)	55,987	57,044
Inventory, net	115,309	117,328
Prepaid expenses and other current assets	12,990	14,093
Assets held for sale	—	650
Income taxes refundable	285	200
Current deferred tax assets (Note 11)	1,971	2,265

Total current assets	205,723	208,999
Property and equipment, net (Note 4)	358,263	378,575
Intangible assets, net (Note 5)	72,125	79,072
Other assets (Note 6)	11,101	13,705

Total assets	$647,212	$680,351

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$75,608	$93,311
Accrued expenses and other current liabilities (Note 7)	74,677	79,123
Current portion of capital lease obligations (Note 8)	12,701	11,095
Current portion of long-term debt (Note 9)	434	402

Total current liabilities	163,420	183,931
Capital lease obligations (Note 8)	159,814	172,216
Long-term debt (Note 9)	355,240	365,262
Other long-term liabilities	23,893	21,099
Non-current deferred tax liabilities (Note 11)	4,309	3,354

Total liabilities	706,676	745,862

Commitments and contingencies (Note 15)

Shareholders’ deficit:
Common shares ($0.001 par value; 300,000 authorized shares, 144,776 shares issued and outstanding as of December 31, 2011 and January 1, 2011) (Note 12)	—	—
Paid-in capital	(1,528)	(2,668)
Accumulated deficit	(56,675)	(62,507)
Accumulated other comprehensive loss, net of tax	(1,261)	(336)

Total shareholders’ deficit	(59,464)	(65,511)

Total liabilities and shareholders’ deficit	$647,212	$680,351

See notes to consolidated financial statements.

TOPS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Fiscal 2011 (52 weeks)	Fiscal 2010 (52 weeks)	Fiscal 2009 (53 weeks)
Net sales	$2,355,492	$2,257,536	$1,695,608
Cost of goods sold	(1,650,166)	(1,579,016)	(1,185,344)
Distribution costs	(44,189)	(44,829)	(33,852)

Gross profit	661,137	633,691	476,412
Operating expenses:
Wages, salaries and benefits	(317,738)	(310,800)	(224,958)
Selling and general expenses	(103,153)	(104,841)	(73,474)
Administrative expenses (inclusive of stock-based compensation expense of $1,140, $715, and $1,085)	(79,780)	(102,754)	(65,013)
Rent expense, net	(18,856)	(19,135)	(13,219)
Depreciation and amortization	(51,205)	(62,353)	(52,727)
Advertising	(18,789)	(23,175)	(12,531)
Impairment charges (Note 10)	(2,791)	—	—

Total operating expenses	(592,312)	(623,058)	(441,922)
Operating income	68,825	10,633	34,490
Bargain purchase	—	15,681	—
Loss on debt extinguishment	—	(1,041)	(6,770)
Interest expense, net	(61,698)	(61,231)	(48,028)

Income (loss) before income taxes	7,127	(35,958)	(20,308)
Income tax (expense) benefit	(1,295)	9,004	(5,385)

Net income (loss)	$5,832	$(26,954)	$(25,693)

See notes to consolidated financial statements.

TOPS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(Dollars in thousands, except share amounts)

			Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ (Deficit) Equity

	Common Stock
	Shares	Amount
Balance at December 28, 2008	100,000	$—	$100,532	$(9,860)	$(2,943)	$87,729
Net loss	—	—	—	(25,693)	—	(25,693)
Reclassification adjustment on interest rate swap, net of tax expense of $1,861	—	—	—	—	2,838	2,838
Retirement obligations adjustments, net of tax expense of $157	—	—	—	—	240	240

Comprehensive loss	—	—	—	—	—	(22,615)

Dividend	—	—	(105,000)	—	—	(105,000)
Stock-based compensation	—	—	1,085	—	—	1,085

Balance at January 2, 2010	100,000	—	(3,383)	(35,553)	135	(38,801)
Net loss	—	—	—	(26,954)	—	(26,954)
Retirement obligations adjustments	—	—	—	—	(471)	(471)

Comprehensive loss	—	—	—	—	—	(27,425)

Issuance of common stock	44,776	—	30,000	—	—	30,000
Dividend	—	—	(30,000)	—	—	(30,000)
Stock-based compensation	—	—	715	—	—	715

Balance at January 1, 2011	144,776	—	(2,668)	(62,507)	(336)	(65,511)
Net income	—	—	—	5,832	—	5,832
Retirement obligations adjustments	—	—	—	—	(925)	(925)

Comprehensive income	—	—	—	—	—	4,907

Stock-based compensation	—	—	1,140	—	—	1,140

Balance at December 31, 2011	144,776	$—	$(1,528)	$(56,675)	$(1,261)	$(59,464)

See notes to consolidated financial statements.

TOPS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal 2011 (52 weeks)	Fiscal 2010 (52 weeks)	Fiscal 2009 (53 weeks)
Cash flows provided by operating activities:
Net income (loss)	$5,832	$(26,954)	$(25,693)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,053	77,315	65,285
Impairment charges	2,791	—	—
Amortization of deferred financing costs	2,661	2,367	1,304
LIFO inventory valuation adjustments	1,333	2,055	249
Deferred income taxes	1,249	(9,199)	5,351
Share-based compensation expense	1,140	715	1,085
Bargain purchase	—	(15,681)	—
Loss on debt extinguishment	—	1,041	6,770
Interest rate swap settlement	—	—	5,613
Interest rate swap interest paid	—	—	3,146
Impact of interest rate swap on deferred tax assets	—	—	2,070
Change in fair value of interest rate swap	—	—	(1,256)
Other	(87)	988	860
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,664	(7,382)	(9,411)
Decrease (increase) in inventories	187	(6,239)	(594)
Decrease (increase) in prepaid expenses and other current assets	1,103	1,796	(4,517)
(Increase) decrease in income taxes refundable	(85)	560	(760)
(Decrease) increase in accounts payable	(18,080)	24,267	13,482
Increase in accrued expenses and other current liabilities	389	917	3,733
Increase in other long-term liabilities	1,501	2,892	96

Net cash provided by operating activities	68,651	49,458	66,813

Cash flows used in investing activities:
Cash paid for property and equipment	(45,575)	(49,663)	(28,080)
Cash paid for intangible assets	(1,527)	—	—
Proceeds from sale of assets	1,284	20,753	—
Proceeds from insurable loss recovery	609	—	—
Acquisition of Penn Traffic assets (Note 2)	—	(85,023)	—
Interest rate swap settlement	—	—	(5,613)
Interest rate swap interest paid	—	—	(3,146)
Other	—	—	146

Net cash used in investing activities	(45,209)	(113,933)	(36,693)

Cash flows (used in) provided by financing activities:
Borrowings on ABL Facility	612,900	348,737	76,600
Repayments on ABL Facility	(622,900)	(347,737)	(62,600)
Principal payments on capital leases	(11,161)	(9,294)	(7,287)
Proceeds from long-term debt borrowings	—	112,125	270,474
Repayments of long-term debt borrowings	(409)	(36,377)	(200,936)
Proceeds from issuance of common stock	—	30,000	—
Dividend to shareholders	—	(30,000)	(105,000)
Deferred financing costs incurred	(57)	(5,769)	(12,011)
Change in bank overdraft position	(53)	487	43

Net cash (used in) provided by financing activities	(21,680)	62,172	(40,717)

Net increase (decrease) in cash and cash equivalents	1,762	(2,303)	(10,597)
Cash and cash equivalents-beginning of year	17,419	19,722	30,319

Cash and cash equivalents-end of year	$19,181	$17,419	$19,722

See notes to consolidated financial statements.

TOPS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Tops Holding Corporation (“Holding” or “Company”), formerly known as Hank Holding Corporation, is the parent of Tops Markets, LLC (“Tops Markets”). Holding was incorporated on October 5, 2007 and commenced operations on December 1, 2007. Holding is owned by various funds affiliated with Morgan Stanley Private Equity, an affiliate of Morgan Stanley (“Morgan Stanley”), HSBC Private Equity Partners (“HSBC”), two minority investors and a company employee. Holding has no other business operations as its sole purpose is the ownership of Tops Markets. The Company operates as a food retailer in Upstate New York and Northern Pennsylvania under the banner Tops.

On January 29, 2010, the Company completed the acquisition of substantially all assets and certain liabilities of The Penn Traffic Company, or Penn Traffic, and its subsidiaries, including Penn Traffic’s 79 retail supermarkets, in exchange for cash consideration of $85.0 million. Twenty-four of the acquired supermarkets were closed or sold during 2010. In August 2010, the Federal Trade Commission, or FTC, issued a Proposed Order that required Tops to sell seven of the retained supermarkets. On June 30, 2011, the FTC approved a modified Final Order requiring the sale of the seven supermarkets and the retention by the Company of a divestiture trustee to market the supermarkets subject to the Final Order. Also on June 30, 2011, the FTC approved the application by Tops to sell three of these supermarkets to Hometown Markets, LLC. The sale of these supermarkets closed during July and August 2011. On September 27, 2011, as the divestiture trustee was unable to identify a potential buyer for three of the remaining supermarkets subject to the Final Order, control of these supermarkets reverted to the Company. The Company continues to operate two of these supermarkets, while the third supermarket was closed on October 15, 2011. Also on September 27, 2011, the FTC approved a 90-day extension for the divestiture trustee to market the remaining supermarket subject to the Final Order. During November 2011, a petition was filed by the divestiture trustee with the FTC for approval of a proposed divestiture of this remaining supermarket. This petition was approved by the FTC during January 2012. The sale of the supermarket closed on January 30, 2012.

As of December 31, 2011, the Company operated 125 supermarkets with an additional five supermarkets operated by franchisees.

Fiscal Year

The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31. The Company’s fiscal years include 13 four-week reporting periods, with an additional week in the thirteenth reporting period for 53-week fiscal years. The Company’s first quarter of each fiscal year includes four reporting periods, while the remaining quarters include three reporting periods. The period from January 2, 2011 to December 31, 2011 (“Fiscal 2011”) included 52 weeks. The period from January 3, 2010 to January 1, 2011 (“Fiscal 2010”) included 52 weeks. The period from December 28, 2008 to January 2, 2010 (“Fiscal 2009”) included 53 weeks.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions have been eliminated.

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

Consolidated Statements of Cash Flows Supplemental Disclosures

Cash and cash equivalents includes cash on hand that is highly liquid with original maturities at the date of purchase of 90 days or less. The costs of these investments are equivalent to fair market value. As of December 31, 2011 and January 1, 2011, outstanding checks in excess of cash balances with the same institution totaled $2.5 million and $2.6 million, respectively. These amounts are recorded as a bank overdraft and classified as accounts payable in the consolidated balance sheets and as a financing activity in the consolidated statements of cash flows.

The following table presents additional cash flow information for Fiscal 2011, Fiscal 2010 and Fiscal 2009 (dollars in thousands):

	Fiscal 2011 (52 weeks)	Fiscal 2010 (52 weeks)	Fiscal 2009 (53 weeks)

Cash paid during the year for:
Interest	$58,800	$56,933	$37,222
Income taxes	190	151	435
Non-cash items:
Unpaid capital expenditures	1,718	6,107	2,349
Assets acquired under capital leases	365	5,349	5,759
Impact of SERP liability adjustment on property and equipment	—	—	1,999

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash in commercial banks insured by the Federal Deposit Insurance Corporation (“FDIC”), up to $250,000 per depositor. At times, such cash in banks exceeds the FDIC insurance limit. At December 31, 2011 and January 1, 2011, the Company had cash in banks exceeding the FDIC insurance limit of $2.6 million and $3.3 million, respectively.

Accounts Receivable

Accounts receivable are carried at net realizable value. Allowances are recorded, if necessary, in an amount considered by management to be sufficient to meet future losses related to the collectability of accounts receivable. The Company evaluates the collectability of its accounts receivable based on the age of the receivable and knowledge of customers’ financial positions. At December 31, 2011 and January 1, 2011, the allowance for doubtful accounts was $0.9 million and $0.7 million, respectively.

Fair Value of Financial Instruments

The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” establish a framework for measuring fair value and a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:

Level 1 – observable inputs such as quoted prices in active markets;

Level 2 – inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

Level 3 – unobservable inputs that reflect the Company’s determination of assumptions that market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including the Company’s own data.

The fair value of the Company’s senior secured notes is based on quoted market prices. At December 31, 2011, the fair value of total debt excluding capital leases was $374.4 million, compared to a carrying value of $355.7 million. At January 1, 2011, the fair value of total debt excluding capital leases was $408.4 million, compared to a carrying value of $365.7 million.

Inventory

The Company values inventory at the lower of cost or market using the last-in, first-out (“LIFO”) method. As of December 31, 2011 and January 1, 2011, the LIFO balance sheet reserves were $10.7 million and $9.4 million, respectively. The Company’s inventory balances consist primarily of finished goods. Inventory costs include the purchase price of the product and freight charges to deliver the product and are net of certain cash or non-cash consideration received from vendors (see “Vendor Allowances”).

Cost is determined using the retail method for inventory. Under the retail method, the valuation of inventory at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventory. Inherent in the retail inventory method calculations are certain management judgments and estimates which could impact the ending inventory valuation at cost, as well as the resulting gross margins.

Physical inventory counts are taken on a cycle basis. The Company records an estimated inventory shrinkage reserve for the period between each store’s last physical inventory and the latest consolidated balance sheet date.

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

Asset	Useful Lives
Land and land improvements	Indefinite
Buildings	30 – 40 years
Leasehold improvements	Lesser of 7 – 20 years or remaining lease term
Equipment	2 – 10 years
Automobiles	3 – 10 years
IT software and equipment	3 – 5 years

Long-Lived Assets

Long-lived assets held and used by the Company are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company compares the carrying value of the asset or asset group to the estimated, undiscounted future cash flows expected to be generated by the long-lived asset or asset group, as required by the provisions of ASC 360, “Property, Plant, and Equipment.” Impairment charges are recorded as the excess of the net book value over its fair value, which is calculated using the discounted cash flows associated with that asset or assets. As discussed in Note 10, the Company recorded impairment charges of $2.8 million during Fiscal 2011. There were no impairment charges recorded during Fiscal 2010 or Fiscal 2009.

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

The fair values of the tradenames were estimated by utilizing the “relief from royalty” method. This method involves determining the present value of the economic royalty savings associated with the tradenames and revenue projections attributed to the tradenames. The acquired Penn Traffic tradenames are being amortized on an accelerated basis based upon a brand obsolescence assumption, and the Tops tradename is not amortized due to its indefinite life.

For intangible assets, the Company amortizes the assets as presented in the table below:

Asset	Weighted Average Amortization `Period
Tradename – indefinite	Indefinite life
Customer relationships	8.4
Favorable/unfavorable lease rights	9.5
Franchise agreements	11.0
Tradenames – finite	8.5
Other	5.0

Deferred Financing Costs

The Company records deferred financing costs incurred in connection with entering into its debt obligations. These costs are capitalized and included in other assets in the Company’s consolidated balance sheets. The deferred financing costs are amortized to interest expense over the terms of associated debt on a straight-line basis or using the effective interest method, as appropriate.

Leases

Classification

The Company leases buildings and equipment under operating and capital lease arrangements. In accordance with the provisions of ASC 840, “Leases,” the Company classifies its leases as capital leases when the lease agreement transfers substantially all risks and rewards of ownership to the Company. For leases determined to be capital leases, the asset and liability are recognized at an amount equal either to the fair value of the leased asset or the present value of the minimum lease payments during the lease term, whichever is lower. Leases that do not qualify as capital leases are classified as operating leases, and the related lease payments are expensed on a straight-line basis (taking into account rent escalation clauses) over the lease term, including, as applicable, any rent free period during which the Company has the right to use the asset. For leases with renewal options where the renewal is reasonably assured, the lease term used to (i) determine the appropriate lease classification, (ii) compute periodic rental expense and (iii) depreciate leasehold improvements (unless their economic lives are shorter) includes the periods of expected renewals. Determining whether a lease is a capital or an operating lease requires judgment on various aspects that include the fair value of the leased asset, the economic life of the leased asset, whether or not to include renewal options in the lease term and determining an appropriate discount rate to calculate the present value of the minimum lease payments.

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

Rental Income

For certain properties, the Company subleases either a portion or all of the property. The sublease income of the properties is recognized as rental income. In certain cases, the Company subleases store locations to third parties. Rental income was $3.5 million, $3.4 million and $3.5 million for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively, and is recorded as an offset to rent expense in the consolidated statements of operations.

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of long-lived assets (i.e., gas tank removal and removal of store equipment upon store closure). These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability in accordance with the provisions of ASC 410, “Asset Retirement and Environmental Obligations.” Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, the Company records changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. The Company derecognizes ARO liabilities when the related obligations are settled. The ARO liabilities recognized at December 31, 2011 and January 1, 2011 were $2.6 million and $2.3 million, respectively. Accretion expense attributable to ARO liabilities was $0.2 million during Fiscal 2011, Fiscal 2010 and Fiscal 2009 (see Note 15).

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

Insurance Programs

The Company is insured by a third-party carrier, subject to certain deductibles and self-insured retentions ranging from $0.1 million to $1.0 million. The Company maintains an insurance program covering primarily fleet, general liability inclusive of druggist liability, workers’ compensation, property, environmental and other executive insurance policies. The Company accrues an estimated ultimate liability for its insurance programs based on known claims and past claims history. These accruals are included in accrued expenses and other current liabilities and other long-term liabilities in the Company’s consolidated balance sheets.

Employee Benefits

The Company accounts for its participation in a multiemployer pension plan by recognizing as net pension cost the required contributions for the period and recognizing as a liability any contributions due and unpaid (see Note 14).

Revenue Recognition

The Company generates and recognizes revenue at the point of sale in its stores, net of sales tax collected. Discounts, earned by customers through agreements or by using their bonus or loyalty cards, are recorded by the Company as a reduction of revenue as they are earned by the customer. Franchise revenue consists of net revenue on wholesale sales to franchisees, and income from franchise fees and administrative fees. Franchise revenues were $4.1 million, $3.8 million and $4.6 million for Fiscal 2011, Fiscal 2010, and Fiscal 2009, respectively, and are included in net sales in the consolidated statements of operations.

For certain products or services, such as the sales of lottery tickets, third-party prepaid phone cards, third-party gift cards, stamps and public transportation tickets, the Company acts as an agent. In accordance with the provisions of ASC 605, “Revenue Recognition” (“ASC 605”), the Company records the amount of the net margin or commission in its net sales. Commission income was $2.2 million, $2.0 million and $1.8 million for Fiscal 2011, Fiscal 2010, and Fiscal 2009, respectively, and is included in net sales in the consolidated statements of operations.

The Company records a deferred revenue liability when it sells gift cards, recording revenue when customers redeem the gift cards. These gift cards do not expire. The Company has completed an analysis of the historical redemption patterns of gift cards. As a result of this analysis, the Company has determined that the likelihood of redemption after two years is remote. Therefore, the Company reduces the liability and recognizes “breakage” income for the unused portion of gift cards after two years. The Company recognized pre-tax gift card breakage income of $0.2 million, $0.3 million and $0.1 million during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

Cost of Goods Sold and Distribution Costs

Cost of goods sold and distribution costs include the purchase price of products sold and other costs incurred in bringing inventories to the location and condition ready for sale, including costs of purchasing, storing and transportation. In accordance with the provisions of ASC 605, cash consideration received from vendors is recognized as a reduction of cost of goods sold. During Fiscal 2011, Fiscal 2010 and Fiscal 2009, depreciation expense of $3.4 million, $3.5 million and $2.9 million, respectively, is included in distribution costs.

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

The amount of vendor allowances reducing the Company’s inventory (“inventory offset”) as of December 31, 2011 and January 1, 2011 was $1.4 million and $1.8 million, respectively.

Selling and General Expenses

Selling and general expenses consist of repairs and maintenance charges, utilities, supplies, real estate taxes, insurance, bank and credit card fees and other general expenses. During Fiscal 2011, Fiscal 2010 and Fiscal 2009, depreciation expense of $0.2 million, $0.2 million and $0.3 million, respectively, is included in selling and general expenses.

Administrative Expenses

Administrative expenses consist of charges for services performed by outside vendors, salaries and wages of support office employees, rent and depreciation of support offices and assets, and other administrative expenses. During Fiscal 2011, Fiscal 2010 and Fiscal 2009, depreciation expense of $11.5 million, $10.4 million and $9.1 million, respectively, is included in administrative expenses.

Effective October 27, 2009, following the $105.0 million dividend payment (see Note 12), the Company awarded bonuses to the holders of outstanding stock options of $450 per share. The bonus payments are expected to total $3.1 million and are payable 33% per year commencing on the third anniversary of the stock options grant dates and are included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets. The Company has recorded $0.6 million, $0.5 million and $1.2 million of expense related to these bonuses in administrative expenses in the consolidated statements of operations for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

Effective December 1, 2007, in connection with Holding’s acquisition of Tops Markets, a transition services agreement (“TSA”) was entered into with Ahold to provide support services for finance, human resources, legal, retail operations, information technology, sales and marketing, tax and accounting processing. Substantially all services under the TSA ceased during early 2009. The Company recognized expense of approximately $4.8 million under the TSA during Fiscal 2009.

Advertising

Advertising includes newspaper inserts, direct mail and radio commercials, promotional prizes, as well as the expenses of the Company’s advertising department. The Company recognizes advertising expenses as incurred.

Income Taxes

Tops Markets is a single member LLC whose operations are included in the Holding tax return, as Tops Markets is a disregarded entity for income tax purposes. The Company accounts for income taxes using the liability method in accordance with ASC 740 “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are determined based upon differences between the financial reporting and the tax basis of assets and liabilities, including net NOL carry forwards, and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets or liabilities are expected to be realized or settled. The Company uses the provisions of ASC 740 to assess and record income tax uncertainties. In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of temporary differences, make certain assumptions regarding whether book/tax differences are permanent or temporary and if temporary, the related timing of expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, the Company must increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. Alternatively, the Company may make estimates about the potential usage of deferred tax assets that decrease its valuation allowances. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for uncertain tax positions when it believes that such tax positions do not meet the more likely than not threshold. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or the lapse of the statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Other Comprehensive (Loss) Income

Comprehensive income (loss) for Fiscal 2011, Fiscal 2010 and Fiscal 2009 includes other comprehensive (loss) income attributable to actuarial gains and losses related to the Company’s SERP and post-retirement benefit plans (see Note 14) of $(0.9) million, $(0.5) million and $0.2 million, respectively. Comprehensive loss for Fiscal 2009 includes other comprehensive income related to amortization to interest expense of $2.8 million, net of tax benefit, of amounts previously recognized in accumulated other comprehensive loss associated with the Company’s interest rate swap.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Segments

As of December 31, 2011, the Company operated 125 supermarkets with an additional five supermarkets operated by franchisees. The supermarkets which offer grocery, produce, frozen, dairy, meat, floral, seafood, health and beauty care, general merchandise, deli and bakery goods. The Company operates one supermarket format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers. The Company has concluded that each individual supermarket is an operating segment. As of December 31, 2011, 79 of the supermarkets offer pharmacy services and 41 fuel centers were in operation, inclusive of the franchise locations. The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, earnings and total assets, are its only reportable segment.

These operating segments have been aggregated into one reportable segment because, in the Company’s judgment, the operating segments have similar historical economic characteristics and are expected to have similar economic characteristics and long-term financial performance in the future. The principal measures and factors considered in determining whether the economic characteristics are similar are gross profit percentages, capital expenditures, competitive risks and employee labor agreements. In addition, each operating segment has similar products and types of customers, similar methods of distribution and a similar regulatory environment.

The following table presents sales revenue by type of similar product (dollars in thousands):

	Fiscal 2011 (52 weeks)		Fiscal 2010 (52 weeks)		Fiscal 2009 (53 weeks)
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Non-perishables (1)	$1,335,913	56.7%	$1,307,304	57.9%	$966,297	57.0%
Perishables (2)	624,490	26.5%	605,684	26.8%	438,607	25.9%
Fuel	204,193	8.7%	150,012	6.6%	116,160	6.9%
Pharmacy	174,437	7.4%	179,518	8.0%	160,868	9.5%
Other (3)	16,459	0.7%	15,018	0.7%	13,676	0.7%

	$2,355,492	100.0%	$2,257,536	100.0%	$1,695,608	100.0%

(1)	Non-perishables consist of grocery, dairy, frozen, general merchandise, health and beauty care and other non-perishable related products.
(2)	Perishables consist of produce, meat, seafood, bakery, deli, floral, prepared foods and other perishable related products.
(3)	Other primarily consists of franchise income and service commission income, such as lottery, money orders and money transfers.

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

During Fiscal 2010, the Company liquidated and closed 13 supermarkets and sold an additional 11 supermarkets and certain other acquired assets for proceeds of $20.8 million. During Fiscal 2011, the Company closed an additional supermarket, and sold three of the acquired supermarkets for proceeds of $1.3 million. No gain or loss was recognized on the sale of these supermarkets. An additional acquired supermarket was sold in January 2012.

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

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as of the transaction date (dollars in thousands):

Assets acquired:
Inventory	$30,872
Accounts receivable	205
Prepaid expenses	2,354
Property and equipment	53,782
Favorable/unfavorable lease rights	7,023
Tradenames	4,200
Customer relationships	1,700
Assets held for sale	22,631

Total assets acquired	122,767
Liabilities assumed:
Accrued expenses and other current liabilities	6,362
Liabilities held for sale	1,450
Deferred tax liability	10,288
Other long-term liabilities	231
Capital lease obligations	3,732

Total liabilities assumed	22,063

Bargain purchase	(15,681)

Acquisition price	$85,023

The difference between the book basis and tax basis of the net assets acquired resulted in a deferred tax liability of $10.3 million. The excess of net assets acquired over the purchase price of $15.7 million has been recognized as a bargain purchase in the consolidated statement of operations for Fiscal 2010. This bargain purchase was partially attributable to the distressed status of Penn Traffic due to its poor historical operating results, which led to its November 2009 bankruptcy filing.

Unaudited Pro Forma Financial Information

The following table summarizes the Company’s unaudited pro forma operating results for Fiscal 2010 and Fiscal 2009 (dollars in thousands):

	Fiscal 2010 (52 weeks)	Fiscal 2009 (53 weeks)

Net sales	$2,266,927	$2,257,232
Operating income	12,814	3,097
Net loss	(47,843)	(70,194)

This pro forma financial information is not intended to represent or be indicative of what would have occurred if the transactions had taken place prior to the beginning of the periods presented and should not be taken as representative of the Company’s future consolidated results of operations. This pro forma financial information does not contemplate the cost savings expected to be realized from the achievement of synergies, including, without limitation, purchasing savings by leveraging the Company’s relationships with its suppliers and the reduction of duplicative selling, general and administrative expenses. This financial information includes pro forma results to give effect to the acquisition, including only the 55 supermarkets that were retained by the Company as of the end of Fiscal 2010, as well as the October 2009 and February 2010 refinancing activities, as if they had occurred on December 28, 2008.

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net of allowance for doubtful accounts, consist of the following (dollars in thousands):

	December 31, 2011	January 1, 2011
Vendor receivables	$28,034	$32,202
Credit and debit card receivables	10,692	9,097
Pharmacy receivables	8,364	8,610
Other receivables	9,751	7,788
Allowance for doubtful accounts	(854)	(653)

Total accounts receivable, net	$55,987	$57,044

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following (dollars in thousands):

	December 31, 2011	January 1, 2011
Land	$9,973	$10,211
Land improvements	9,440	10,913
Buildings	57,465	58,627
Leasehold improvements	93,989	77,016
Equipment	174,372	153,166
IT software and equipment	36,363	34,667

Total at cost	381,602	344,600
Accumulated depreciation	(170,559)	(128,924)

	211,043	215,676
Property, equipment and automobiles under capital leases, net of accumulated depreciation	147,220	162,899

Property and equipment, net	$358,263	$378,575

Included in property and equipment are the following assets under capital leases (dollars in thousands):

	December 31, 2011	January 1, 2011
Land	$48,829	$48,829
Building	145,829	145,829
Equipment	8,116	7,948
Automobiles	2,634	2,606

Total at cost	205,408	205,212
Accumulated depreciation	(58,188)	(42,313)

Capital lease assets, net	$147,220	$162,899

Depreciation expense was approximately $58.4 million, $67.0 million and $57.7 million during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. Depreciation expense includes $16.0 million, $15.9 million and $14.7 million related to assets under capital leases during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

5. INTANGIBLE ASSETS, NET

Intangible assets, net of accumulated amortization, consist of the following (dollars in thousands):

December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Tradename—indefinite	$41,011	$—	$41,011	Indefinite life
Customer relationships	28,591	(19,643)	8,948	8.4
Favorable/unfavorable lease rights	17,789	(6,610)	11,179	9.5
Franchise agreements	11,538	(4,288)	7,250	11.0
Tradenames—finite	4,310	(1,504)	2,806	8.5
Other	1,168	(237)	931	5.0

	$104,407	$(32,282)	$72,125	9.1

January 1, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename—indefinite	$41,011	$—	$41,011
Customer relationships	27,751	(15,231)	12,520
Favorable/unfavorable lease rights	21,392	(7,902)	13,490
Franchise agreements	11,538	(3,242)	8,296
Tradenames—finite	4,200	(700)	3,500
Other	497	(242)	255

	$106,389	$(27,317)	$79,072

The Tops tradename is reviewed for impairment annually on December 1 or more frequently if impairment indicators arise. Based on the Company’s assessment, no impairment was recorded during Fiscal 2011, Fiscal 2010 or Fiscal 2009.

Amortization expense was approximately $8.7 million, $10.3 million, and $7.6 million in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively, and is included in administrative expenses in the consolidated statements of operations.

As of December 31, 2011, expected future amortization of intangible assets is as follows (dollars in thousands):

2012	$6,998
2013	6,281
2014	5,459
2015	4,171
2016	2,902
Thereafter	4,842

6. OTHER ASSETS

Effective October 9, 2009, the Company issued $275.0 million of Senior Notes, and entered into the ABL Facility (see Note 9). The proceeds from the Senior Notes and the ABL Facility were utilized to repay the outstanding debt related to the Company’s previous senior secured credit facility and its warehouse mortgage, pay a dividend to the Company’s owners, settle the Company’s outstanding interest rate swap arrangement, and pay fees and expenses related to the financing transactions. Unamortized deferred financing costs of $6.8 million associated with the Company’s previous senior secured credit facility and warehouse mortgage were expensed and reported as loss on debt extinguishment in the Fiscal 2009 consolidated statement of operations. Costs associated with the Senior Notes of $9.9 million were capitalized and are being amortized over the term of the agreement using the effective interest method. Costs associated with the ABL Facility of $1.8 million were capitalized and are being amortized on a straight-line basis over the term of the agreement. On January 29, 2010, the Company entered into a $25.0 million bridge loan facility (the “Bridge Loan”) with Morgan Stanley Senior Funding, Inc., and Banc of America Bridge LLC. Additionally, the Company’s ABL Facility was amended on January 29, 2010 to increase its borrowing capacity by up to $41.0 million, consisting of an increase in the amount available under the revolving credit facility of $30.0 million and a new term loan facility (the “Term Loan”) of $11.0 million. Costs associated with the Bridge Loan and Term Loan of $0.7 million and $0.4 million, respectively, were initially capitalized and were being amortized over the terms of the agreements using the effective interest method. As the Bridge Loan and Term Loan were repaid in full on February 12, 2010, unamortized costs of $0.7 million and $0.3 million, respectively, have been recorded as a loss on debt extinguishment in the consolidated statement of operations for Fiscal 2010. Costs associated with the $30.0 million increase in the revolving ABL Facility of $0.8 million were capitalized and are being amortized on a straight-line basis over the term of the agreement.

On February 12, 2010 the Company issued an additional $75.0 million of Senior Notes under the same terms as the October 9, 2009 issuance. Costs associated with the additional Senior Notes of $3.9 million were capitalized and are being amortized over the term of the agreement using the effective interest method.

Amortization of deferred financing costs is included in interest expense in the consolidated statements of operations and amounted to $2.7 million, $2.4 million and $1.3 million in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. At December 31, 2011, other assets include deferred financing costs, net of accumulated amortization of $5.5 million, totaling $11.1 million. At January 1, 2011, other assets include deferred financing costs, net of accumulated amortization of $2.8 million, totaling $13.7 million.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (dollars in thousands):

	December 31, 2011	January 1, 2011
Wages, taxes and benefits	$21,779	$18,918
Lottery	10,124	10,083
Interest payable	7,846	8,318
Gift cards	4,517	4,271
Self-insurance reserves	3,468	1,406
Union medical, pension and 401(k)	3,226	4,598
Money orders	3,133	3,651
Repairs and maintenance	2,271	2,054
Utilities	2,192	2,980
Property and equipment expenditures	1,718	6,107
Professional and legal fees	1,538	3,640
Sales and use tax	964	2,101
Other	11,901	10,996

	$74,677	$79,123

8. LEASES

The Company has a number of leases in effect for store properties and equipment. The initial lease terms generally range up to twenty-five years and will expire at various times through 2031, with options to renew for additional periods. The majority of the store leases provide for base rental, plus real estate taxes, insurance, common area maintenance and other operating expenses applicable to the leased premises. Some leases contain escalation clauses for future rents and contingent rents based on sales volume.

As of December 31, 2011, future minimum lease rental payments applicable to non-cancelable capital and operating leases, and expected minimum sublease rental income, were as follows (dollars in thousands):

	Capital Leases	Operating Leases	Future Expected Sub-lease Income
2012	$30,865	$25,822	$4,280
2013	31,892	25,471	3,275
2014	31,078	25,610	1,722
2015	24,182	25,445	1,285
2016	26,401	26,038	811
Thereafter	124,709	111,329	2,099

Total minimum lease payments	269,127	$239,715	$13,472

Less amounts representing interest	(96,612)

Present value of net minimum lease payments	172,515
Less current obligations	(12,701)

Long-term obligations	$159,814

The Company incurred rental expense related to operating leases associated with its supermarkets of $22.3 million, $22.5 million and $16.7 million, net of sublease rental income of $3.5 million, $3.4 million and $3.5 million during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively, that is included in rent expense in the consolidated statements of operations. In addition, the Company incurred rental expense related to equipment recorded in selling and general expenses of $0.8 million, $0.7 million and $0.6 million during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. The Company also incurred rental expense related to equipment and office rent recorded in administrative expenses of $2.1 million, $2.1 million and $1.7 million during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

9. DEBT

Long-term debt is comprised of the following (dollars in thousands):

	December 31, 2011	January 1, 2011
Senior Notes	$350,000	$350,000
Discount on Senior Notes, net	(2,495)	(2,914)
ABL Facility	5,000	15,000
Other loans	2,219	2,400
Mortgage note payable	950	1,178

Total debt	355,674	365,664
Current portion	(434)	(402)

Total long-term debt	$355,240	$365,262

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

Also effective October 9, 2009, the Company entered into the revolving ABL Facility, which expires on October 9, 2013. The ABL Facility allowed a maximum borrowing capacity of $70.0 million, including a sub-limit for the issuance of letters of credit, subject to a borrowing base calculation. The ABL Facility was amended on January 29, 2010 to increase its borrowing capacity by up to $41.0 million, consisting of an increase in the amount available under the revolving credit facility of $30.0 million and a term loan of $11.0 million, in each case subject to a borrowing base calculation. The term loan was repaid in full with the proceeds from the $75.0 million of Senior Notes issued on February 12, 2010, as further described below. Based upon the borrowing base calculation as of December 31, 2011, the unused availability under the ABL Facility was $70.4 million, after giving effect to $13.1 million of letters of credit outstanding thereunder. As of January 1, 2011, $12.5 million of letters of credit were outstanding. Revolving loans under the ABL Facility will, at the Company’s option, bear interest at either i) LIBOR plus a margin of 350 to 400 basis points, determined based on levels of borrowing availability, or ii) the prime rate plus a margin of 250 to 300 basis points, determined based on levels of borrowing availability. As of December 31, 2011, the effective interest rate on borrowings under the ABL Facility was 5.75%. The ABL Facility is collateralized primarily by (i) first-priority interests, subject to certain exceptions, in the ABL Priority Collateral and (ii) second-priority interests, subject to certain exceptions, in the Notes Priority Collateral.

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

Principal payments required to be made on outstanding debt as of December 31, 2011, excluding capital leases, is as follows (dollars in thousands):

2012	$434
2013	7,290
2014	280
2015	350,165
2016	—
Thereafter	—

Total debt	$358,169

Interest expense, inclusive of capital lease interest of $20.1 million, was $61.7 million during Fiscal 2011. Interest expense, inclusive of capital lease interest of $21.5 million, was $61.2 million during Fiscal 2010. Interest expense, inclusive of capital lease interest of $21.7 million, was $48.0 million during Fiscal 2009.

10. IMPAIRMENT CHARGES

On June 30, 2011, the FTC approved the Company’s application to sell three supermarkets acquired as part of the Penn Traffic acquisition to Hometown Markets. The sale of these supermarkets closed in late July and early August 2011. As a result of the sale, the Company recorded a $1.9 million impairment within the consolidated statement of operations during Fiscal 2011, representing the excess of the carrying value of assets over the fair value of assets.

During November 2011, the Company executed an agreement to sell the remaining supermarket acquired from Penn Traffic subject to the Final Order from the FTC. As a result of the pending sale, the Company recorded a $0.9 million impairment within the consolidated statement of operations during Fiscal 2011, representing the excess of the carrying value of assets over the fair value of assets.

11. INCOME TAXES

Income tax expense (benefit) for Fiscal 2011, Fiscal 2010 and Fiscal 2009 was as follows (dollars in thousands):

	Fiscal 2011 (52 weeks)	Fiscal 2010 (52 weeks)	Fiscal 2009 (53 weeks)
Current:
Federal	$30	$192	$—
State	16	3	34

Total current	46	195	34

Deferred:
Federal	1,526	(19,476)	(7,068)
State	(506)	(1,624)	(1,477)
Change in valuation allowance	229	11,901	13,896

Total deferred	1,249	(9,199)	5,351

Total income tax expense (benefit)	$1,295	$(9,004)	$5,385

Reconciliations of the statutory federal income tax expense (benefit) to the effective tax expense (benefit) for Fiscal 2011, Fiscal 2010 and Fiscal 2009 are as follows (dollars in thousands):

	Fiscal 2011 (52 weeks)	Fiscal 2010 (52 weeks)	Fiscal 2009 (53 weeks)
Statutory federal income tax expense (benefit)	$2,494	$(12,585)	$(7,108)
Benefit of federal tax credits	(1,107)	(1,182)	(889)
State income tax benefit, net of federal benefit	(496)	(1,622)	(938)
Valuation allowance	229	11,901	13,896
Non-deductible expenses	143	170	338
Non-taxable gain on bargain purchase	—	(5,489)	—
ASC 740 adjustment	—	192	81
Other	32	(389)	5

	$1,295	$(9,004)	$5,385

The components of deferred income tax assets and liabilities are comprised of the following (dollars in thousands):

	December 31, 2011	January 1, 2011
Current deferred tax assets:
Inventory and other reserves	$313	$104
Prepaid taxes, insurance and service contracts	3,826	1,096
Accrued vacation and bonus compensation	48	442
Other assets	2,511	2,828
Valuation allowance	(4,727)	(2,205)

Current net deferred tax assets	1,971	2,265

Non-current deferred tax (liabilities) assets:
Capital leases	10,091	8,567
Property and equipment depreciation	755	(11,231)
Intangible assets	(13,938)	(16,078)
Federal and state net operating loss carryforwards and federal credits	19,308	38,472
Valuation allowance	(21,299)	(23,592)
Other	774	508

Non-current net deferred tax liabilities	(4,309)	(3,354)

Net deferred tax liabilities	$(2,338)	$(1,089)

The Company has U.S. federal and state net operating losses of $40.6 million and $44.2 million, respectively, which expire beginning in 2027. In addition, the Company has federal tax credits of $3.2 million which expire beginning in 2027.

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

During 2007, the Company adopted new standards for accounting for uncertainty in income taxes. As of the adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $0.9 million. In connection with the completion of the IRS’s examination of the Company’s federal income tax returns for the 2007 and 2008 tax years, this unrecognized tax benefit was settled during Fiscal 2010, with no resulting income tax amounts payable. As part of the settlement, the Company paid interest and penalties of $0.2 million, which was accrued during Fiscal 2008 and Fiscal 2009. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

	Fiscal 2011 (52 weeks)	Fiscal 2010 (52 weeks)	Fiscal 2009 (53 weeks)
Beginning balance	$—	$947	$947
Reductions based on tax positions related to the current year	—	(755)	—
Settlements	—	(192)	—

Ending balance	$—	$—	$947

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s U.S. federal income tax returns for tax years 2010 and 2009 remain subject to examination by the IRS. State returns remain subject to examination for tax years 2007 and beyond depending on each state’s statute of limitations.

12. SHAREHOLDERS’ DEFICIT

Effective October 9, 2009, the Company paid a dividend to its shareholders totaling $105.0 million, or $1,050 per common stock share outstanding.

Effective January 27, 2010, the Board of Directors increased the number of common shares that the Company has the authority to issue from 200,000 shares to 300,000 shares. On January 29, 2010, the Company received $30.0 million of proceeds from the issuance of 44,776 shares of common stock to its shareholders. On July 26, 2010, the Company paid a dividend to its shareholders totaling $30.0 million, or $207.22 per share of common stock outstanding.

Effective January 24, 2008, the Company adopted the 2007 Stock Incentive Plan (“Stock Plan”) pursuant to which the Company’s Board of Directors, or a committee appointed by the Board of Directors (“Committee”), may grant at its discretion non-qualified stock options to directors, employees, consultants or independent contractors of the Company. Under the terms of the stock options granted to date, options that have not vested prior to a participant’s termination of employment with the Company are forfeited.

Stock options generally vest over a period of three to five years, and expire ten years from the grant date. Awards granted may be subject to other vesting terms as determined by the Committee. For stock options granted to date, the payments of the option prices are to be made in cash. In addition, an option holder will be required to satisfy the tax liability associated with the exercise of stock options by a method provided in the Stock Plan, as directed by the Committee.

Effective October 27, 2009, following the October 9, 2009 dividend, the Company reduced the exercise price of all outstanding stock option grants at that date by $600 per share. No other terms of the awards were modified. This exercise price reduction resulted in an expected $3.8 million of incremental stock-based compensation expense, of which $0.7 million, $0.6 million and $1.6 million was recorded during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. The remaining $0.9 million is expected to be recorded over the remaining vesting periods of the awards.

On October 5, 2010, the Board of Directors of the Company approved an amendment to the Stock Plan which increased the number of shares of common stock of the Company reserved for issuance under the Plan to 13,600 shares.

The following table summarizes the status and changes of stock options outstanding under the Stock Plan (dollars in thousands):

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)
Outstanding—December 27, 2008	7,250	$1,000
Granted	300	1,333

Outstanding—January 2, 2010	7,550	413
Granted	4,470	1,040
Forfeited	(555)	400

Outstanding—January 1, 2011	11,465	658
Forfeited	(125)	1,040

Outstanding—December 31, 2011	11,340	654

Expected to vest—December 31, 2011	8,473	692	4.1	$3,542

Options exercisable—December 31, 2011	2,867	$542

(1)	The intrinsic value is calculated based on the difference between the weighted average exercise price per share and the fair market value of our common stock as of December 31, 2011 of $1,110 per share.

Compensation expense recognized in connection with the Stock Plan amounted to $1.1 million, $0.7 million and $1.1 million for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively, and is included in administrative expenses in the consolidated statements of operations.

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

For options granted during Fiscal 2010 and Fiscal 2009, the weighted average fair values of the stock options granted, estimated on the dates of grant using the Black-Scholes option-pricing model, were $407.07 and $269.40, respectively, using the following assumptions.

	Fiscal 2010	Fiscal 2009
Estimated life in years	6.2	5.0
Expected volatility	37.6%	38.5%
Expected dividends	—	—
Risk-free rate	1.6%	1.8%

The Company’s outstanding stock options represent non-qualified stock options for income tax purposes. As such, the stock option grants result in the creation of a deferred tax asset until the time that such stock option is exercised.

The total unrecognized non-vested stock-based compensation expense relating to the options is $2.2 million at December 31, 2011, with $1.1 million to be recorded as compensation expense in Fiscal 2012 related to these grants. The remaining weighted average vesting period for the stock options is 2.5 years at December 31, 2011.

13. RELATED PARTY TRANSACTIONS

During 2009, the Company made a five-year loan to an executive for $0.2 million in connection with the executive’s relocation in 2008. During 2010, the loan balance and related accrued interest was forgiven upon approval by the Company’s Board of Directors. Additionally, the Company reimbursed the executive for the personal tax impact of the loan forgiveness. This loan forgiveness and related tax reimbursement were recorded in administrative expenses in the consolidated statement of operations during Fiscal 2010.

On January 29, 2010, the Company entered into a $25.0 million Bridge Loan with Morgan Stanley Senior Funding, Inc. (an affiliate of MSPE) and Banc of America Bridge LLC. This Bridge Loan was repaid in full on February 12, 2010. Also on January 29, 2010, the Company received $30.0 million from the issuance of common stock to related parties, as discussed in Note 12.

Effective November 30, 2007, the Company entered into a Transaction and Monitoring Fee Agreement with MSPE and HSBC. In consideration of services provided, the Company pays an annual monitoring fee of $0.8 million to MSPE and $0.2 million to HSBC, on a quarterly basis. Monitoring fees of $1.0 million were paid during Fiscal 2011, Fiscal 2010 and Fiscal 2009. These fees are included in administrative expenses in the consolidated statements of operations.

14. RETIREMENT PLANS

Defined Benefit Plans

Certain former members of management of Tops receive benefits under a nonqualified, unfunded supplemental executive retirement plan (“SERP”). In addition, Tops maintains post-employment benefit plans providing life insurance, disability and medical benefits for certain employees which are included in other post-retirement plans.

The components of net pension cost related to the SERP and other post-retirement plans are as follows (dollars in thousands):

	Fiscal 2011 (52 weeks)	Fiscal 2010 (52 weeks)	Fiscal 2009 (53 weeks)
SERP:
Interest cost	$214	$234	$276

Net pension cost	$214	$234	$276

Other Post-Retirement Plans:
Interest cost	$111	$112	$181
Service cost	3	3	3

Net pension cost	$114	$115	$184

Estimated future benefit payments related to the SERP and other post-retirement plans are as follows (dollars in thousands):

	SERP	Other Post-Retirement Plans
2012	$599	$259
2013	573	254
2014	546	249
2015	515	219
2016	482	210
Subsequent five years	1,870	914

As these plans are unfunded, estimated contributions are expected to equal estimated benefit payments.

The changes in benefit obligation related to the SERP and other post-retirement plans are as follows (dollars in thousands):

	SERP	Other Post- Retirement Plans
Benefit obligation—January 2, 2010	$5,094	$2,327
Interest cost	234	112
Service cost	—	3
Actuarial loss	207	194
Total disbursements	(667)	(146)

Benefit obligation—January 1, 2011	4,868	2,490
Interest cost	214	111
Service cost	—	3
Actuarial loss	620	309
Total disbursements	(650)	(256)

Benefit obligation—December 31, 2011	$5,052	$2,657

The benefit plans have no plan assets and have unfunded status equal to their benefit obligations, which have been classified in the consolidated balance sheets as follows (dollars in thousands):

	SERP		Other Post-Retirement Plans
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Accrued expenses and other current liabilities	$599	$623	$259	$246
Other long-term liabilities	4,453	4,245	2,398	2,244

Total liability	$5,052	$4,868	$2,657	$2,490

Additionally, net actuarial losses of $1.4 million and $0.8 million related to SERP were included in accumulated other comprehensive (loss) income as of December 31, 2011 and January 1, 2011, respectively. Net actuarial gains of $0.2 million and $0.5 million related to other post-retirement plans were included in accumulated other comprehensive (loss) income as of December 31, 2011 and January 1, 2011, respectively.

Discount rate assumptions used to determine benefit obligations are as follows:

SERP		Other Post-Retirement Plans
December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
3.40%	4.70%	4.10%	4.70%

Discount rate assumptions used to determine net pension cost are as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
SERP	4.70%	4.90%	5.90%
Other post-retirement plans	4.70%	5.20%	6.00%

The measurement date for the SERP and other post-retirement plans was December 31, 2011.

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

Assumed health care cost trend rates used in the calculation of benefit obligations related to the medical benefits portion of other post-retirement plans are as follows:

	December 31, 2011	January 1, 2011
Initial health care cost trend rate	7.00%	7.50%
Ultimate health care cost trend rate	5.00%	5.00%
Year to reach ultimate trend rate	2016	2016

Other Benefit Plans

In February 2008, the Company established a defined contribution 401(k) plan that provides that under certain circumstances the Company will make matching contributions of up to 100% of the first 3%, and 50% of the next 2%, of a participant’s eligible compensation. The Company incurred $2.5 million, $2.1 million and $1.7 million of expense related to this 401(k) plan during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

Multiemployer Pension Plans

The Company contributes to the Local One plan, a defined benefit multiemployer pension plan, covering union-represented employees under our collective bargaining agreements with Local One. The Local One plan generally provides retirement benefits to participants based on their years of service to contributing employers. The retirement benefits provided by the Local One plan are generally not negotiated by participating employers. During Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Company made contributions of $8.9 million, $8.3 million and $5.7 million, respectively, to this plan. The contributions for Fiscal 2011 and Fiscal 2010 reflect the Acquisition as the majority of employees from the retained Penn Traffic supermarkets are covered by collective bargaining agreements with Local One.

The risks of participating in a multiemployer pension plan are different from a single-employer pension plan in the following respects:

a)	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

b)	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

c)	If the Company stops participating in the multiemployer pension plan, it may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in this plan during Fiscal 2011 is outlined in the following table. All information in the table is as of January 1, 2011, unless otherwise indicated. The “EIN / Plan Number” column provides the Employer Identification Number, or EIN, and the Plan Number. The most recent Pension Protection Act Zone Status available in 2011 and 2010 is for the Local One plan’s years ending December 31, 2010, and December 31, 2009, respectively. The zone status is based on information that the Company received from the plan. Among other factors, generally, plans in critical status (“red zone”) are less than 65 percent funded, plans in endangered or seriously endangered status (“yellow zone” or “orange zone”, respectively) are less than 80 percent funded, and plans at least 80 percent funded are said to be in the “green zone.” The “FIP/RP Status Pending / Implemented” column indicates plans for which a funding improvement plan, or FIP, or a rehabilitation plan, or RP, is either pending or has been implemented by the trustees of the plan.

EIN / Plan Number	Pension Protection Act Zone Status		Tops 5% of Total Contributions		FIP/RP Status Pending / Implemented	Surcharge Imposed	Expiration Dates of Collective- Bargaining Agreements
	2011	2010	2011	2010
16-6144007 / 001	Red	Red	Yes	Yes	Implemented	No	March 30, 2014 –August 2, 2014

15. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

On November 12, 2009, the Company entered into a supply contract with C&S whereby C&S provides warehousing, logistics, procurement and purchasing services in support of the majority of the Company’s supply chain. The agreement expires on September 24, 2016. The agreement provides that the actual costs of performing these services shall be reimbursed to C&S on an “open-book” or “cost-plus” basis, whereby the parties will negotiate annual budgets that will be reconciled against actual costs on a periodic basis. The parties will also annually negotiate services specifications and performance standards that will govern warehouse operations. The agreement defines the parties’ respective responsibilities for the procurement and purchase of merchandise intended for use or resale at the Company’s stores, as well as the parties’ respective remuneration for warehousing and procurement/purchasing activities. In consideration for the services it provides under the agreement, C&S will be paid an annual fee and will have incentive income opportunities based upon the Company’s cost savings and increases in retail sales volume.

Effective December 1, 2010, the Company extended the term of its existing supply contract with McKesson through January 31, 2014 for the supply of substantially all of the Company’s prescription drugs and other health and beauty care products requirements. The Company is required to purchase a minimum of $400 million of product during the period from December 1, 2010 to January 1, 2014. The Company purchased $146.7 million and $11.2 million of product under this contract during Fiscal 2011 and December 2010, respectively.

Effective July 24, 2010, the Company extended its existing IT outsourcing agreement with HP Enterprise Services, LLC (formerly known as Electronic Data Systems, LLC), or HP through December 31, 2017 to provide a wide range of information systems services. Under the agreement, HP provides data center operations, mainframe processing, business applications and systems development to enhance the Company’s customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates.

The costs of these purchase commitments are not reflected in the Company’s consolidated balance sheets.

Asset Retirement Obligations

The changes in the Asset Retirement Obligations are as follows (dollars in thousands):

Balance—January 2, 2010	$1,734
Obligations of acquired Penn Traffic supermarkets	231
Accretion of liability	183
Incremental obligations incurred	188

Balance—January 1, 2011	2,336
Accretion of liability	212
Incremental obligations incurred	83

Balance—December 31, 2011	$2,631

Environmental Liabilities

The Company is contingently liable for potential environmental issues of some of its properties. As the Company is unable to determine the amount of any potential liability, no amounts were accrued as of December 31, 2011 and January 1, 2011.

Collective Bargaining Agreements

The Company employs approximately 12,500 associates. Approximately 91% of these associates are members of United Food and Commercial Workers, or UFCW, District Union Local One, or Local One, or two other UFCW unions that represented certain of the employees from the retained Penn Traffic supermarkets. All other associates are non-union serving primarily in management, field support, or pharmacist roles. The Company was a party to five collective bargaining agreements with Local One that expired between April 2011 and July 2011. New agreements have been ratified by Local One that expire between April 2014 and July 2014. One of the two non-Local One UFCW collective bargaining agreements expired in March 2012, while the remaining agreement expires in April 2013. The agreement that expired in March 2012 covers 200 associates and is in negotiations.

Legal Proceedings

The Company is involved in legal proceedings arising from the daily operations of its business, including general liability claims, unemployment claims and workers’ compensation claims which are covered by reserves and insurance. The Company believes that the ultimate resolution of such proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Such legal proceedings, however, are subject to inherent uncertainties, and the outcome of individual matters are not predictable. It is possible that the Company could be required to make expenditures, in excess of established provisions, in amounts that cannot reasonably be estimated. As the Company is unable to determine the amount of any potential liability, no amounts were accrued as of December 31, 2011 and January 1, 2011.

16. GUARANTOR FINANCIAL STATEMENTS

The obligations of Holding and Tops Markets under the Senior Notes (the “Guaranteed Notes”) are jointly and severally, fully and unconditionally guaranteed by Tops Gift Card Company, LLC and Tops PT, LLC (“Guarantor Subsidiaries”), both of which are 100% subsidiaries of Tops Markets. Tops Gift Card Company, LLC was established in October 2008, while Tops PT, LLC was established in January 2010. Tops Markets is a joint issuer of the notes and is 100% owned by Holding. Separate financial statements of Holding, Tops Markets and of the Guarantor Subsidiaries are not presented as the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable.

The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets as of December 31, 2011 and January 1, 2011 for Holding and Tops Markets, the Guarantor Subsidiaries, and for the Company, and statements of operations and statements of cash flows for Fiscal 2011, Fiscal 2010 and Fiscal 2009. Within such condensed consolidated financial statements, the Company has corrected the 2010 presentation to reflect an income tax allocation for Tops Markets.

TOPS HOLDING CORPORATION

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2011

(Dollars in thousands)

	Tops Holding Corporation	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$18,351	$830	$—	$19,181
Accounts receivable, net	—	44,809	11,178	—	55,987
Intercompany receivables	—	3,800	15,556	(19,356)	—
Inventory, net	—	79,972	35,337	—	115,308
Prepaid expenses and other current assets	—	10,654	2,336	—	12,990
Income taxes refundable	—	285	—	—	285
Current deferred tax assets	—	1,363	—	608	1,971

Total current assets	—	159,234	65,237	(18,748)	205,723
Property and equipment, net	—	282,207	76,056	—	358,263
Intangible assets, net	—	63,146	8,979	—	72,125
Other assets	—	27,687	3,041	(19,627)	11,101
Investment in subsidiaries	(54,493)	110,306	—	(55,813)	—

Total assets	$(54,493)	$642,580	$153,313	$(94,188)	$647,212

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$58,359	$17,249	$—	$75,608
Intercompany payables	3,800	15,556	—	(19,356)	—
Accrued expenses and other current liabilities	1,171	57,537	16,713	(744)	74,677
Current portion of capital lease obligations	—	12,348	353	—	12,701
Current portion of long-term debt	—	434	—	—	434
Current deferred tax liabilities	—	—	11	(11)	—

Total current liabilities	4,971	144,234	34,326	(20,111)	163,420
Capital lease obligations	—	156,456	3,358	—	159,814
Long-term debt	—	358,281	—	(3,041)	355,240
Other long-term liabilities	—	20,262	3,631	—	23,893
Non-current deferred tax liabilities tax liabilities	—	17,033	1,692	(14,416)	4,309

Total liabilities	4,971	696,266	43,007	(37,568)	706,676

Total shareholders’ (deficit) equity	(59,464)	(53,686)	110,306	(56,620)	(59,464)

Total liabilities and shareholders’ (deficit) equity	$(54,493)	$642,580	$153,313	$(94,188)	$647,212

TOPS HOLDING CORPORATION

CONSOLIDATED BALANCE SHEET

JANUARY 1, 2011

(Dollars in thousands)

	Tops Holding Corporation	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$16,689	$730	$—	$17,419
Accounts receivable, net	—	43,696	13,348	—	57,044
Intercompany receivables	—	2,850	13,091	(15,941)	—
Inventory, net		80,060	37,268	—	117,328
Prepaid expenses and other current assets	—	11,445	2,648	—	14,093
Assets held for sale		—	650	—	650
Income taxes refundable	—	200	—	—	200
Current deferred tax assets	—	1,657	—	608	2,265

Total current assets	—	156,597	67,735	(15,333)	208,999
Property and equipment, net	—	309,856	68,719	—	378,575
Intangible assets, net	—	68,048	11,024	—	79,072
Other assets	—	26,681	3,041	(16,017)	13,705
Investment in subsidiaries	(62,118)	104,799	—	(42,681)	—

Total assets	$(62,118)	$665,981	$150,519	$(74,031)	$680,351

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$69,881	$23,430	$—	$93,311
Intercompany payables	2,850	13,091	—	(15,941)	—
Accrued expenses and other current liabilities	543	62,099	17,224	(743)	79,123
Current portion of capital lease obligations	—	10,754	341	—	11,095
Current portion of long-term debt	—	402	—	—	402
Current deferred tax liabilities	—	—	11	(11)	—

Total current liabilities	3,393	156,227	41,006	(16,695)	183,931
Capital lease obligations	—	168,743	3,473	—	172,216
Long-term debt	—	368,303	—	(3,041)	365,262
Other long-term liabilities	—	17,941	3,158	—	21,099
Non-current deferred tax liabilities	—	16,078	(1,917)	(10,807)	3,354

Total liabilities	3,393	727,292	45,720	(30,543)	745,862

Total shareholders’ (deficit) equity	(65,511)	(61,311)	104,799	(43,488)	(65,511)

Total liabilities and shareholders’ (deficit) equity	$(62,118)	$665,981	$150,519	$(74,031)	$680,351

TOPS HOLDING CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

FISCAL 2011

(Dollars in thousands)

	Tops Holding Corporation	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,774,927	$581,858	$(1,293)	$2,355,492
Cost of goods sold	—	(1,260,068)	(390,098)	—	(1,650,166)
Distribution costs	—	(31,638)	(12,551)	—	(44,189)

Gross profit	—	483,221	179,209	(1,293)	661,137
Operating expenses:
Wages, salaries and benefits	—	(228,947)	(88,791)	—	(317,738)
Selling and general expenses	—	(73,186)	(31,260)	1,293	(103,153)
Administrative expenses	(2,718)	(57,080)	(19,982)	—	(79,780)
Rent expense, net	—	(9,707)	(9,149)	—	(18,856)
Depreciation and amortization	—	(38,812)	(12,393)	—	(51,205)
Advertising	—	(13,292)	(5,497)	—	(18,789)
Impairment charges	—	—	(2,791)	—	(2,791)

Total operating expenses	(2,718)	(421,024)	(169,863)	1,293	(592,312)
Operating (loss) income	(2,718)	62,197	9,346	—	68,825
Interest expense, net	—	(61,469)	(229)	—	(61,698)
Equity income from subsidiaries	8,550	5,507	—	(14,057)	—

Income before income taxes	5,832	6,235	9,117	(14,057)	7,127
Income tax benefit (expense)	—	2,315	(3,610)	—	(1,295)

Net income	$5,832	$8,550	$5,507	$(14,057)	$5,832

TOPS HOLDING CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

FISCAL 2010

(Dollars in thousands)

	Tops Holding Corporation	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,704,977	$553,742	$(1,183)	$2,257,536
Cost of goods sold	—	(1,208,582)	(370,434)	—	(1,579,016)
Distribution costs	—	(31,899)	(12,930)	—	(44,829)

Gross profit	—	464,496	170,378	(1,183)	633,691
Operating expenses:
Wages, salaries and benefits	—	(223,276)	(87,524)	—	(310,800)
Selling and general expenses	—	(71,629)	(34,395)	1,183	(104,841)
Administrative expenses	(2,208)	(81,425)	(19,121)	—	(102,754)
Rent expense, net	—	(9,493)	(9,642)	—	(19,135)
Depreciation and amortization	—	(55,005)	(7,348)	—	(62,353)
Advertising	—	(15,819)	(7,356)	—	(23,175)

Total operating expenses	(2,208)	(456,647)	(165,386)	1,183	(623,058)
Operating (loss) income	(2,208)	7,849	4,992	—	10,633
Bargain purchase	—	—	15,681	—	15,681
Loss on debt extinguishment	—	(1,041)	—	—	(1,041)
Interest expense, net	—	(61,125)	(106)	—	(61,231)
Equity (loss) income from subsidiaries	(23,994)	18,631	—	5,363	—

(Loss) income before income taxes	(26,202)	(35,686)	20,567	5,363	(35,958)
Income tax (expense) benefit	(752)	11,692	(1,936)	—	9,004

Net (loss) income	$(26,954)	$(23,994)	$18,631	$5,363	$(26,954)

TOPS HOLDING CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

FISCAL 2009

(Dollars in thousands)

	Tops Holding Corporation	Tops Markets, LLC	Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,696,015	$546	$(953)	$1,695,608
Cost of goods sold	—	(1,185,344)	—	—	(1,185,344)
Distribution costs	—	(33,852)	—	—	(33,852)

Gross profit	—	476,819	546	(953)	476,412
Operating expenses:
Wages, salaries and benefits	—	(224,958)	—	—	(224,958)
Selling and general expenses	—	(74,176)	(251)	953	(73,474)
Administrative expenses	(2,036)	(62,923)	(54)	—	(65,013)
Rent expense, net	—	(13,219)	—	—	(13,219)
Depreciation and amortization	—	(52,727)	—	—	(52,727)
Advertising	—	(12,531)	—	—	(12,531)

Total operating expenses	(2,036)	(440,534)	(305)	953	(441,922)
Operating (loss) income	(2,036)	36,285	241	—	34,490
Loss on debt extinguishment	—	(6,770)	—	—	(6,770)
Interest (expense) income, net	—	(48,279)	251	—	(48,028)
Equity (loss) income from subsidiaries	(24,033)	297	—	23,736	—

(Loss) income before income taxes	(26,069)	(18,467)	492	23,736	(20,308)
Income tax benefit (expense)	376	(5,566)	(195)	—	(5,385)

Net (loss) income	$(25,693)	$(24,033)	$297	$23,736	$(25,693)

TOPS HOLDING CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

Fiscal 2011

(Dollars in thousands)

	Tops Holding Corporation	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(950)	$48,437	$21,164	$—	$68,651
Cash flows used in investing activities:
Cash paid for property equipment	—	(25,405)	(20,170)	—	(45,575)
Cash paid for intangible assets	—	(1,527)	—	—	(1,527)
Proceeds from sale of assets	—	—	1,284	—	1,284
Proceeds from insurable loss recovery	—	—	609	—	609
Change in intercompany receivables position	—	(950)	(2,464)	3,414	—

Net cash used in investing activities	—	(27,882)	(20,741)	3,414	(45,209)

Cash flows provided by (used in) financing activities:
Borrowings on ABL Facility	—	612,900	—	—	612,900
Repayments on ABL Facility	—	(622,900)	—	—	(622,900)
Principal payments on capital leases	—	(10,838)	(323)	—	(11,161)
Change in intercompany payables position	950	2,464	—	(3,414)	—
Proceeds from long-term debt borrowings	—	—	—	—	—
Repayments of long-term debt borrowings	—	(409)	—	—	(409)
Deferred financing costs incurred	—	(57)	—	—	(57)
Change in bank overdraft position	—	(53)	—	—	(53)

Net cash provided by (used in) financing activities	950	(18,893)	(323)	(3,414)	(21,680)

Net increase in cash and cash equivalents	—	1,662	100	—	1,762
Cash and cash equivalents—beginning of year	—	16,689	730	—	17,419

Cash and cash equivalents—end of year	$—	$18,351	$830	—	$19,181

TOPS HOLDING CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

Fiscal 2010

(Dollars in thousands)

	Tops Holding Corporation	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(950)	$37,783	$12,625	$—	$49,458
Cash flows used in investing activities:
Acquisition of the Penn Traffic Company	—	—	(85,023)	—	(85,023)
Cash paid for property equipment	—	(28,081)	(21,582)	—	(49,663)
Proceeds from sale of assets	—	—	20,753	—	20,753
Investment in subsidiaries	—	(85,023)	—	85,023	—
Change in intercompany receivables position	—	(950)	(10,786)	11,736	—

Net cash used in investing activities	—	(114,054)	(96,638)	96,759	(113,933)

Cash flows provided by financing activities:
Proceeds from long-term debt borrowings	—	112,125	—	—	112,125
Repayments of long-term debt borrowings	—	(36,377)	—	—	(36,377)
Borrowings on ABL Facility	—	348,737	—	—	348,737
Repayments on ABL Facility	—	(347,737)	—	—	(347,737)
Proceeds from issuance of common stock	30,000	30,000	—	(30,000)	30,000
Dividend	(30,000)	(30,000)	—	30,000	(30,000)
Principal payments on capital leases	—	(9,004)	(290)	—	(9,294)
Deferred financing costs incurred	—	(5,769)	—	—	(5,769)
Capital contribution	—	—	85,023	(85,023)	—
Change in intercompany payables position	950	10,786	—	(11,736)	—
Change in bank overdraft position	—	487	—	—	487

Net cash provided by financing activities	950	73,248	84,733	(96,759)	62,172

Net (decrease) increase in cash and cash equivalents	—	(3,023)	720	—	(2,303)
Cash and cash equivalents—beginning of year	—	19,712	10	—	19,722

Cash and cash equivalents—end of year	$—	$16,689	$730	$—	$17,419

TOPS HOLDING CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

Fiscal 2009

(Dollars in thousands)

	Tops Holding Corporation	Tops Markets, LLC	Guarantor Subsidiary	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(950)	$67,881	$(118)	$—	$66,813
Cash flows provided by (used in) investing activities:
Cash paid for property and equipment	—	(28,080)	—	—	(28,080)
Interest rate swap settlement	—	(5,613)	—	—	(5,613)
Interest rate swap interest paid	—	(3,146)	—	—	(3,146)
Change in intercompany receivables position	—	(950)	118	832	—
Dividend	105,000	—	—	(105,000)	—
Other	—	146	—	—	146

Net cash provided by (used in) investing activities	105,000	(37,643)	118	(104,168)	(36,693)

Cash flows (used in) provided by financing activities:
Proceeds from long-term debt borrowings	—	270,474	—	—	270,474
Repayments of long-term debt borrowings	—	(200,936)	—	—	(200,936)
Dividend	(105,000)	(105,000)	—	105,000	(105,000)
Borrowings on ABL Facility	—	76,600	—	—	76,600
Repayments on ABL Facility	—	(62,600)	—	—	(62,600)
Deferred financing costs incurred	—	(12,011)	—	—	(12,011)
Principal payments on capital leases	—	(7,287)	—	—	(7,287)
Change in intercompany payables position	950	(118)	—	(832)	—
Change in bank overdraft position	—	43	—	—	43

Net cash (used in) provided by financing activities	(104,050)	(40,835)	—	104,168	(40,717)

Net decrease in cash and cash equivalents	—	(10,597)	—	—	(10,597)
Cash and cash equivalents—beginning of year	—	30,309	10	—	30,319

Cash and cash equivalents—end of year	$—	$19,712	$10	$—	$19,722

17. QUARTERLY DATA (UNAUDITED)

Fiscal 2011	16-week period ended April 23, 2011	12-week period ended July 16, 2011	12-week period ended October 8, 2011	12-week period ended December 31, 2011
Net sales	$717,259	$559,514	$538,606	$540,113
Gross profit	202,352	154,982	152,925	150,878
Operating income	17,570	14,908	20,742	15,605
Income tax expense	(367)	(318)	(305)	(305)
Net (loss) income	(2,088)	293	6,440	1,187

Fiscal 2010	16-week period ended April 24, 2010	12-week period ended July 17, 2010	12-week period ended October 9, 2010	12-week period ended January 1, 2011
Net sales	$665,015	$541,833	$519,859	$530,829
Gross profit	193,759	150,633	146,901	142,398
Operating (loss) income (1)	(2,882)	5,373	6,448	1,694
Income tax benefit (expense) (2)	9,913	(214)	397	(1,092)
Net income (loss) (3)	3,294	(8,915)	(7,556)	(13,777)

(1)	The operating (loss) income for the 16-week period ended April 24, 2010, 12-week period ended July 17, 2010, 12-week period ended October 9, 2010 and 12-week period ended January 1, 2011 include integration costs, legal expenses associated with the FTC’s review of the acquired supermarkets and other one-time legal and professional fees related to the Acquisition totaling $17.4 million, $5.9 million, $5.0 million and $2.4 million, respectively.
(2)	The income tax benefit for the 16-week period ended April 24, 2010 includes a $10.3 million reversal of valuation allowance that was established in Fiscal 2009 as a result of the recognition of a deferred tax liability that resulted from the bargain purchase associated with the Acquisition.
(3)	The net income for the 16-week period ended April 24, 2010 includes a $15.7 million bargain purchase related to excess of net assets acquired over the purchase price associated with the Acquisition.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2011, the Chief Executive Officer and the Chief Financial Officer, together with certain designated members of the finance and accounting organization, evaluated the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective as of December 31, 2011.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

This 10-K does not include an attestation report of the Company’s registered public accounting firm regarding its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding our executive officers and directors as of March 29, 2012. Our executive officers and directors serve a term of office that ends when their successor is elected and qualified or their earlier death, resignation or removal.

Directors and executive officers	Age	Principal occupation or position
Gary S. Matthews	54	Chairman
Frank Curci	60	President, Chief Executive Officer and Director
Kevin Darrington	44	Chief Operating Officer
William R. Mills	55	Senior Vice President, Chief Financial Officer
John Persons	45	Senior Vice President, Operations
Lynne Burgess	62	Senior Vice President, General Counsel and Secretary
Jack Barrett	65	Senior Vice President, Human Resources, Assistant Secretary
Eric Fry	45	Director
Eric Kanter	37	Director
Gregory Josefowicz	59	Director
Stacey Rauch	54	Director

Gary S. Matthews. Mr. Matthews has served as Chairman since December 2007. Mr. Matthews is a Managing Director and Operating Partner of MSPE. He has led several private equity backed companies and public company business units, including Simmons Bedding Company from November 2006 to June 2007, Sleep Innovations, Inc. from August 2005 to October 2006, Bristol-Myers Squibb World Wide Consumer Medicines from 2001 to 2005 and Derby Cycle Corporation from 1999 to 2001. He also served as Managing Director UK for Diageo/Guinness Limited and as President and CEO of Guinness Import Company between 1996 and 1999 and held senior management positions at PepsiCo from 1991 to 1996 and McKinsey & Company from 1986 to 1991. Mr. Matthews held the title of Chief Executive Officer at Sleep Innovations, Inc. from August 2005 to October 2006. Approximately two years later, on October 3, 2008, Sleep Innovations, Inc. filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Mr. Matthews serves as acting Chairman of ReachOut Healthcare America, Inc. from December 2010 to present and as a member of the Board of Directors and the Executive and Compensation & Benefits Committees from December 2010 to present. He also sits on the Board of Directors and Compensation & Governance Committees of Learning Care Group and the Board of Directors of Van Wagner. Mr. Matthews began his career at Procter & Gamble after receiving a B.A. from Princeton University. He also holds an M.B.A. from Harvard Business School.

Frank Curci. Mr. Curci has served as President, Chief Executive Officer and Director since December 2007. Mr. Curci has more than 35 years of experience in the supermarket industry. From April 2005 to September 2006, he served as Chief Operating Officer for Alabama-based Southern Family Markets, a subsidiary of C&S, where he led the start-up of two chains emphasizing the neighborhood grocery store format. From June 2004 to March 2005, he served as Senior Vice President of Operations at Farmer Jack, a supermarket chain based in Michigan. While at Ahold from July 1995 to June 2003, Mr. Curci was Chief Executive Officer of Tops Markets, and held senior leadership positions at the BI-LO chain in South Carolina and Edwards Super Food stores on the East Coast. Mr. Curci also spent nine years from May 1987 to July 1995 at Mayfair Supermarkets, which operated as Foodtown in New Jersey. He is a certified public accountant and holds an M.B.A. and a B.A. from Rutgers University.

Kevin Darrington. Mr. Darrington has served as Chief Operating Officer since March 1, 2010. From March 2010 to December 2010 he was Chief Operating Officer and Chief Financial Officer. He was Senior Vice President and Chief Financial Officer from March 2008 to March 2010. Prior to joining the Company, he was Senior Vice President and Chief Accounting Officer at Pathmark stores from May 2006 to February 2008, Chief Financial Officer at Pharmaca Integrative Pharmacy from September 2005 to April 2006 and Vice President and Corporate Controller at Foot Locker Inc. from June 2002 to September 2005. He is a certified public accountant and holds an M.B.A. from Temple University and a B.S. in accounting from Indiana University.

William R. Mills. Mr. Mills has served as Senior Vice President and Chief Financial Officer since December 1, 2010. From November 1, 2010 to December 1, 2010, he was Senior Vice President. Prior to joining the Company, Mr. Mills was founder and owner of William R. Mills Consulting, which advises owners of small and mid-market companies in connection with value enhancement, from August 2009 to October 2010. Between 1992 and July 2009, he was with Weis Markets, Inc., a chain of supermarkets located in Pennsylvania and surrounding states, where he was most recently Senior Vice President, Chief Financial Officer and Treasurer and a member of its Board of Directors. Mr. Mills holds a B.S.A. from the University of Louisville and is a certified public accountant.

John Persons. Mr. Persons has served as Senior Vice President of Operations since December 2007. He was Vice President of Operations from November 2000 to December 2007. Mr. Persons has worked for Tops Markets for 26 years, holding positions of increasing responsibility in operations over that time. He holds a B.A. and M.B.A. from the State University of New York at Buffalo.

Lynne Burgess. Ms. Burgess has served as Senior Vice President, General Counsel and Secretary since September 2010. Prior to joining the Company, she was with Asbury Automotive Group, where she was Vice President and General Counsel from September 2002 to March 2009 and Secretary from February 2005 to March 2009. From July 2001 to September 2002, Ms. Burgess served as General Counsel and Secretary to the Governance Committee for Oliver, Wyman & Company, LLC, an international strategy-consulting firm. Prior to joining Oliver, Wyman & Company, she was Senior Vice President and General Counsel of Entex Information Services, Inc., a national personal computer systems integrator, from May 1994 until June 2000. Ms. Burgess holds a B.A. from William Smith College and a J.D. from Fordham Law School.

Jack Barrett. Mr. Barrett has served as Senior Vice President, Human Resources and a member of the Tops Executive Committee since 2000. He has worked for Tops Markets for over 40 years. Mr. Barrett’s areas of responsibility have included compensation and benefits, labor/associate relations, training and development, communications, diversity, legal compliance and employment. Mr. Barrett was appointed the Vice President of Labor Relations in 1987 and Vice President of Human Resources in 1996. He holds a B.S. from Canisius College.

Eric Fry. Mr. Fry has served as Director since September 2009. Mr. Fry is a Managing Director of MSPE. He joined Morgan Stanley in 1989 and Morgan Stanley Capital Partners in 1991. He was promoted to Managing Director of Morgan Stanley Capital Partners in 2001. Mr. Fry was a founding partner and Managing Director of Metalmark Capital from September 2004 until he rejoined Morgan Stanley Capital Partners in August 2007. He is a former member of the Investment Committees of Morgan Stanley Global Emerging Markets fund, Morgan Stanley Capital Partners III and Morgan Stanley Capital Partners IV and Metalmark Capital Partners I. Mr. Fry has served on the Boards of Directors of various Morgan Stanley Capital Partners portfolio companies and currently sits on the Boards of Directors of Learning Care Group and ReachOut Healthcare America, Inc. Mr. Fry holds a B.S. from The Wharton School of the University of Pennsylvania and an M.B.A. from Harvard Business School.

Eric Kanter. Mr. Kanter has served as Director since September 2009. Mr. Kanter is an Executive Director of MSPE. Mr. Kanter joined Morgan Stanley in August 2003 in the Investment Banking division, working in the Mergers and Acquisitions group. He joined MSPE in July 2007. Mr. Kanter serves on the Board of Directors of ReachOut Healthcare America, Inc. Prior to joining Morgan Stanley, Mr. Kanter was an associate at Ryan Enterprises Group from September 1998 to July 2001, the private equity firm for the Patrick G. Ryan family. He began his career at A.T. Kearney where he was a management consultant from September 1996 to September 1998. Mr. Kanter holds a B.A. from Northwestern University and an M.B.A. from The Wharton School of the University of Pennsylvania.

Gregory Josefowicz. Mr. Josefowicz has served as Director since January 2008. From 1999 to July 2006, Mr. Josefowicz served as Chairman of the Board of Directors and Chief Executive Officer of the Borders Group. Thereafter, until January 2008, Mr. Josefowicz was an advisor to Borders’ Board of Directors. Before joining the Borders Group, Mr. Josefowicz served as chief executive officer of the Jewel/Osco division of American Stores Company until its merger with Albertson’s, Inc. After the merger, he became president of Albertson’s Midwest region. Mr. Josefowicz served as the lead director and member of the Audit Committee of the Board of Directors of Winn-Dixie Stores, Inc., from December 2006 to March 2012, when the company was acquired by Bi-Lo. Mr. Josefowicz is the lead director and chair of the Nominating and Corporate Governance Committee of the Board of Directors of PETsMART, Inc., director and member of the Audit Committee of the Board of Directors of United States Cellular Corp. and a member of the Board of Directors of True Value Company. He has previously served as a director of Ryerson Inc. and Spartan Stores. He holds a B.A. from Michigan State University and an M.B.A. from the Kellogg School of Management at Northwestern University.

Stacey Rauch. Ms. Rauch has served as Director since October 2010. From 1986 to September 2010, Ms. Rauch was with McKinsey & Company, from which she retired in 2010. She currently serves as Director Emeritus of McKinsey. Ms. Rauch was a leader in McKinsey’s Retail and Consumer Goods Practices and served as the head of the North American Retail and Apparel practice. Her areas of expertise include strategy, marketing, merchandising, multi-channel management, global expansion, retail store operations and organization. During her 24 years at McKinsey, Ms. Rauch led engagements for a wide range of retailers, apparel wholesalers and consumer goods manufacturers. Prior to joining McKinsey, she spent five years in product management for the General Foods Corporation. Ms. Rauch serves on the Board of Directors and is a member of the Nominating and Corporate Governance Committee of Ann, Inc. and the Board of Directors of Land Securities Group PLC. She holds a B.S. in Economics and an M.B.A. from The Wharton School of the University of Pennsylvania.

AUDIT COMMITTEE

Our audit committee is currently comprised of Mr. Matthews and Mr. Kanter. We are a privately held company and do not have equity securities listed on any securities exchange. Though not formally considered by our Board of Directors, we believe that Mr. Matthews is an “audit committee financial expert” under the rules of the SEC; however, we do not believe that Mr. Matthews or Mr. Kanter would be considered “independent” under the NASDAQ Listing Rules that are applicable to audit committee members because of their relationships with certain funds that hold significant interests in the Company.

CODE OF ETHICS

We have adopted a written code of ethics that applies to all of our employees and a code of ethics that applies to all senior executives including our principal executive officer, principal financial officer, and principal accounting officer. The code of ethics that applies to all employees includes provisions covering compliance with laws and regulations, insider trading practices, conflicts of interest, confidentiality, protection and proper use of our assets, accounting and record keeping, fair competition and fair dealing, business gifts and entertainment, payments to government personnel and the reporting of illegal or unethical behavior. The code of ethics that applies to senior executives is included as Exhibit 14.1 to this 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

What is our compensation philosophy?

Our guiding philosophy is to provide a total compensation package that enables us to attract and retain highly talented executives necessary to sustain our current and long-term success. We design our compensation to motivate our executive officers to create value for our stakeholders through the achievement of our short-term and long-term business objectives while maintaining our commitment to our core values of honesty, integrity, and respect.

Our compensation programs are designed to achieve these objectives by:

•	providing our executives with competitive base salaries, defined contribution and health and welfare plan benefits, severance and change of control protections, and limited perquisites,

•	an annual performance-based cash incentive plan based on the attainment of financial, operational and personal objectives, and

•	long-term equity awards that link a portion of compensation to long-term financial and business results.

This Compensation Discussion and Analysis describes our compensation program for our executive officers, including our named executive officers, and the basis for decisions regarding their compensation for Fiscal 2011. Our named executive officers for Fiscal 2011 are Messrs. Curci, Darrington, Mills, Persons, and Ms. Burgess.

What is the process for establishing executive compensation?

The Compensation Committee of our Board of Directors (the “Compensation Committee”) oversees our executive compensation program. Our chief executive officer (“CEO”) evaluates the performance and reviews compensation for our executive officers, including the named executive officers, but excluding himself and makes recommendations to the Compensation Committee. The Compensation Committee makes its recommendations to the Board of Directors for all executive officers, including the CEO based on several factors, including individual performance, business results, and general information related to compensation at other private companies. The Board of Directors discusses compensation issues and, based on the recommendations of the CEO and the Compensation Committee and its own independent review and evaluation, makes the final decisions regarding compensation elements for the executive officers, including base salary, benefits, bonus opportunities, incentive plan design and award levels.

What are the key principles that influenced our Fiscal 2011 compensation decisions?

We use the following core principles and practices to set the pay of our executive officers:

•

Our Compensation Committee considers individual and company-wide performance, business results and general information related to compensation at other private companies in formulating its recommendations to the Board of Directors for the compensation levels of the executive officers, including the named executive officers.

•

We use both subjective and objective measures of performance in making our recommendations for the annual incentive compensation for the executive officers. The primary objective measures we use are adjusted EBITDA and cash flows generated from operating activities. Discretionary adjustments to annual incentive compensation may be made based on business considerations or individual performance as described below.

What are the components of our compensation program?

Our compensation program consists of the following components:

•	Base salary;

•	Annual short-term incentive-based bonus plan (non-equity performance-based cash incentive pay);

•	Long-term equity incentive awards;

•	Participation in broad-based defined contribution, health and welfare benefits;

•	Severance and change of control protections; and

•	Limited perquisites.

We do not provide special retirement arrangements or significant personal benefits for our executive officers, including the named executive officers.

How do we determine the portion of total compensation allocated to base salary?

An executive officer’s base salary is a fixed component of compensation and does not vary depending on the level of performance achieved. This element of total compensation is intended to attract and retain talented executives. Base salaries are determined for each executive based on his or her position and responsibilities. We review the base salaries for each executive annually as well as at the time of any promotion or significant change in job responsibilities, and we consider individual and Company performance over the course of the year. Effective May 2011, the Board of Directors approved base salary increases for each of our executive officers, all of which resulted in increases of three percent or less.

How did we determine the amount of the annual cash bonus for Fiscal 2011 that we paid to each of our named executive officers?

The annual cash bonus plan for named executive officers is designed to reward these executives for the achievement of Company-wide annual financial goals.

For Fiscal 2011, the Board of Directors determined that the target annual cash bonus for each named executive officer, with the exception of the CEO and COO, would be 60 percent of his or her actual Fiscal 2011 base salary. The Board of Directors further determined that the target annual cash bonus for the CEO would be 100 percent of his actual Fiscal 2011 base salary and the target annual cash bonus for the COO would be 75 percent of his actual Fiscal 2011 base salary. The percentage of the target bonus that is paid is determined in part pursuant to objective Company-wide performance measures (described below) and in part pursuant to subjective discretionary considerations by the Board of Directors (described below). In Fiscal 2011, 60 percent of our named executive officers’ bonus realization was determined based on objective financial performance measures and 40 percent of their bonus realization was determined at the discretion of the Compensation Committee and the Board of Directors. Named executive officers were then paid a percentage of their target bonus amounts based on these objective and subjective considerations.

In administering the Fiscal 2011 bonus program for the named executive officers, the Compensation Committee considered objective performance measures and target achievement levels for those measures to determine the bonus levels for Fiscal 2011. The objective performance measures used for Fiscal 2011 were 1) adjusted EBITDA, which represents earnings before interest, incomes taxes, depreciation and amortization, as adjusted to exclude certain one-time and non-cash expenses, and 2) the change in our cash position, net of borrowings related to our ABL Facility, during comparable year-over-year six-week periods. We selected these metrics on which to base the annual bonus for Fiscal 2011 because we believe they represent the primary measures that created value for shareholders in Fiscal 2011.

The target achievement levels in Fiscal 2011 were adjusted EBITDA of $143,314,380 and a change in our net cash position of $27,900,000. Our actual Fiscal 2011 results produced $144,279,872 in adjusted EBITDA and a $33,500,000 change in our net cash position. Based on these results, the Board of Directors, upon the recommendation of the Compensation Committee, determined that the objective portion of each executive officer’s annual bonus would be paid at 110 percent of the target amount. The Board of Directors then determined that the discretionary portion of each named executive officer’s annual bonus should be paid at 110 percent of the target amount. The decision to pay the discretionary portion of the bonus was based on the efforts required to achieve the 2011 financial and operational objectives. Accordingly, each named executive officer was awarded 110 percent of their target bonus amount. The annual cash incentive bonus amount paid to each named executive officer for Fiscal 2011 is reported in the Summary Compensation Table.

What types of long term incentive programs do we maintain for our named executive officers?

Our primary vehicle for offering long-term incentives is the Company’s 2007 Stock Incentive Plan, as amended (the “2007 Stock Plan”), under which we have granted discretionary stock options to certain key executives and directors. We believe that granting Company stock options is the best method for motivating our executive officers to manage our Company in a manner that is consistent with the interests of our Company and our stockholders. We also regard our equity program as a key retention tool. Retention is an important factor in our determination of the number of shares to be issued upon exercise of each option grant and the vesting schedules and other terms of these grants.

We did not make any stock option awards during Fiscal 2011.

What other benefits or perquisites are offered to our named executive officers?

Retirement and Other Benefits. Our named executive officers are eligible to participate in our 401(k) retirement savings plan, which is available to all of our non-union employees. We do not offer any additional retirement benefits to our named executive officers. Our benefits package for our named executive officers includes health, welfare, short-term and long-term disability, and life insurance benefits, all of which are also available to other non-union employees. These elements of total compensation are designed to be market competitive to attract and retain talented executives, given that most of our competitors provide a 401(k) plan and similar health, welfare, disability and life insurance benefits. We also offer our named executive officers the use of a company car, a company-paid supplemental long-term disability plan, and reimbursement of moving expenses in connection with their hire.

Severance and Change of Control Arrangements. The severance and change of control arrangements in place for each of our named executive officers represent amounts that we believe are necessary to retain our executives in light of market and other uncertainties and are consistent with market practices. Messrs. Curci, Darrington, Mills, Persons, Barrett and Ms. Burgess are entitled to certain severance benefits in the event of their termination of employment without cause under their respective employment agreements. In addition, our 2007 Stock Plan provides that upon the Company’s change of control, all unvested equity awards outstanding under the plan will automatically vest. We also have special cash retention bonus agreements with Messrs. Curci, Darrington, Persons, and Barrett which permit the Board of Directors, in its sole discretion, to accelerate the payment of any unvested portion upon the Company’s change of control. We believe that these arrangements are necessary to retain the services of our executive officers and to afford them reasonable severance protection so that they can focus on realizing value for shareholders in the event of a change of control and other circumstances that could result in a loss of employment. The Compensation Committee and Board of Directors periodically review these arrangements and adjust them to take into account market information and our evolving business goals.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on this review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this 10-K.

Gary Matthews, Chair

Eric Fry

Eric Kanter

Gregory Josefowicz

EXECUTIVE COMPENSATION

The table below shows the compensation of our CEO, our CFO and the next three executive officers with the highest total compensation paid or earned for Fiscal 2011, 2010, and 2009 (the “Named Executive Officers”).

2011 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Frank Curci President, Chief Executive Officer and Director	2011 2010 2009	531,857 516,341 500,000	450,000 — —	— — —	— 282,519 —	589,041 389,544 400,000	— — —	40,373 43,331 31,431	1,611,271 1,231,735 931,431
Kevin Darrington Chief Operating Officer	2011 2010 2009	355,720 339,423 300,000	250,050 — 254,916	— — —	— 181,420 —	295,967 194,775 144,000	— — —	32,309 219,125 20,489	934,046 934,743 719,405

William R. Mills	2011	278,595	—	—	—	185,129	—	61,345	525,069
Senior Vice President,	2010	42,308	—	—	438,513	25,000	—	15,473	521,294
Chief Financial Officer
John Persons	2011	280,391	166,650	—	—	186,943	—	28,780	662,764
Senior Vice President,	2010	262,882	—	—	147,453	122,429	—	27,498	560,262
Operations	2009	240,000	—	—	—	115,200	—	16,261	371,461
Lynne Burgess	2011	278,595	—	—	—	185,129	—	40,516	504,240
Senior Vice President,	2010	79,327	55,000	—	248,327	37,671	—	55,754	476,079
General Counsel and Secretary

(1)	The Fiscal 2011 amounts reflect cash paid pursuant to Bonus Award Agreements effective October 27, 2009. Mr. Darrington’s Fiscal 2009 bonus amount represents the Company’s forgiveness of a five-year loan that the Company made to Mr. Darrington in 2009 in connection with his relocation expenses. The Board of Directors discretionarily decided to forgive this loan and any interest accrued thereon based on Mr. Darrington’s performance and service during 2009. This decision was formalized under a March 2010 board resolution. Ms. Burgess’ Fiscal 2010 bonus represents a signing bonus received by her in connection with her hire.
(2)	Amounts reflect the aggregate grant date fair value of stock option awards. The fair value of each option grant is estimated based on the fair market value on the date of grant and using the Black-Scholes option pricing model. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to Note 12 to the consolidated financial statements.
(3)	These amounts represent cash paid in respect of our annual short-term incentive based cash bonus plan for performance in the applicable fiscal year.
(4)	These amounts represent health and welfare premiums, life insurance premiums, short-term disability premiums, long-term disability premiums, 401(k) matching contributions and the Company’s incremental cost of the named executive officers’ use of a company car, taxable relocation expenses, and certain tax gross up payments. Mr. Darrington’s Fiscal 2010 amount includes a payment of $186,879 to compensate him for taxes that he was expected to incur as a result of the loan forgiveness reported in 2009. Mr. Mills’ Fiscal 2010 amount includes a relocation tax gross up in the amount of $2,511. Ms. Burgess’ Fiscal 2010 amount includes a relocation tax gross up in the amount of $5,003 and a sign on bonus tax gross up in the amount of $32,187.

2011 EQUITY AND NON-EQUITY INCENTIVE PLANS

The table below sets forth equity and non-equity compensation awards granted to our named executive officers during Fiscal 2011:

GRANTS OF PLAN-BASED AWARDS

	Estimated Future Payouts Under Non- Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options	Option Exercise Price ($)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Threshold ($) (1)	Target ($) (1)	Maximum ($) (1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Frank Curci	—	535,492	—	—	—	—
Kevin Darrington	—	269,061	—	—	—	—
William R. Mills	—	168,299	—	—	—	—
John Persons	—	169,948	—	—	—	—
Lynne Burgess	—	168,299	—	—	—	—

(1)	Represents annual incentive award targets under our annual cash bonus plan. The awards for named executive officers did not have threshold or maximum amounts.

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

The 2007 Stock Plan provides that upon a change of control of the Company, any outstanding unvested awards granted under the plan will automatically vest and become exercisable on the effective date of change of control. A change of control generally includes (i) a change in the ownership of 50 percent or more of the total voting power of the Company’s voting securities; (ii) a merger or consolidation of the Company that would result in a change in more than 50 percent of the total voting power represented by the voting securities of the Company or a surviving entity; (iii) the consummation of a complete liquidation of the Company or an agreement for the sale of substantially all of the Company’s assets; (iv) the transfer by the Morgan Stanley Investors of 80 percent or more of their then-owned shares of stock to anyone other than a permitted transferee or (v) any other event that the Board of Directors determines to be a change of control and sets forth in an option agreement. A change of control does not include any acquisition of securities or voting power due to a public offering.

The following table gives information on option awards and stock-based awards that were outstanding for each named executive officer at January 1, 2012:

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexerciseable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)		Option Expiration Date
(a)	(b)		(c)		(d)	(e)		(f)
Frank Curci	1,000	(1)	2,000	(1)	—	400	(7)	1/24/2018
	176	(2)	531	(2)	—	1,040		10/5/2020
Kevin Darrington	555	(3)	1,112	(3)	—	400	(7)	3/3/2018
	113	(2)	341	(2)	—	1,040		10/5/2020
William R. Mills	—		1,000	(4)	—	1,040		11/1/2020
John Persons	370	(5)	741	(5)	—	400	(7)	2/14/2018
	92	(2)	277	(2)	—	1,040		10/5/2020
Lynne Burgess	—		555	(6)	—	1,040		9/13/2020

(1)	Stock options granted on January 24, 2008 that are scheduled to vest in three equal annual installments on January 24, 2011, 2012, and 2013.
(2)	Stock options granted on October 5, 2010 that are scheduled to vest in four equal annual installments on October 5, 2011, 2012, 2013, and 2014.
(3)	Stock options granted on March 3, 2008 that are scheduled to vest in three equal annual installments on March 3, 2011, 2012, and 2013.
(4)	Stock options granted on November 1, 2010 that are scheduled to vest in three equal annual installments on November 1, 2013, 2014, and 2015.
(5)	Stock options granted on February 14, 2008 that are scheduled to vest in three equal annual installments on February 14, 2011, 2012, 2013.
(6)	Stock options granted on September 13, 2010 that are scheduled to vest in three equal annual installments on September 13, 2013, 2014, and 2015.
(7)	The exercise price of these stock option awards was decreased from $1,000 to $400 as of October 27, 2009 in connection with a refinancing and related extraordinary dividend paid by the Company to its shareholders in October 2009. This modification was enacted in order to equitably adjust awards in order to preserve the aggregate intrinsic value of the stock options immediately after the recapitalization transaction. For more information regarding the recapitalization and the adjustment of the stock option grants, see Note 12 of the consolidated financial statements included elsewhere in this 10-K.

RETIREMENT ARRANGEMENTS FOR NAMED EXECUTIVE OFFICERS

We do not provide special retirement benefits to our named executive officers. Our named executive officers are eligible to participate in the Tops Markets, LLC 401(k) retirement savings plan, which is available to all of our non-union employees, and which is described in Note 14 to the consolidated financial statements in Item 8 of Part II of this 10-K.

EMPLOYMENT AGREEMENTS

As of December 31, 2011, all of our named executive officers are party to employment agreements or other similar agreements with Tops Markets, LLC.

Frank Curci

Mr. Curci’s employment agreement became effective on December 1, 2007, and is subject to automatic one-year renewals on December 1 of each year (unless notice of non-renewal is provided by either party within ten days prior to the expiration of the term). Under Mr. Curci’s agreement, he is entitled to an annual base salary and an annual bonus opportunity based on a percentage of his base salary. If we terminate Mr. Curci’s employment without cause, he is entitled to severance payments in the amount of his annual base salary and continued coverage under our welfare and benefit plans during the “severance period,” which would end on the one-year anniversary of his termination date. He may also receive a discretionary pro-rated bonus amount in the year of his termination of employment. Mr. Curci is prohibited from providing services or engaging in activities with a competitor of us during employment and for a period of one year after his termination of employment and will not disclose the Company’s confidential information. During that same period, Mr. Curci is also prohibited from soliciting our customers, suppliers and other employees. We may extend the non-competition/non-solicitation period for up to one additional year if we continue to pay Mr. Curci his annual base salary over the course of such year.

William R. Mills

Mr. Mills’ employment agreement became effective on November 1, 2010. Under Mr. Mills’ agreement, he is entitled to an annual base salary and an annual bonus opportunity based on a percentage of his base salary. For 2010, Mr. Mills was guaranteed an annual bonus of at least $25,000. Pursuant to his employment agreement, Mr. Mills was also entitled to a grant of stock options that will vest ratably on November 1, 2013, November 1, 2014 and November 1, 2015. In the event of a change of control, the vesting of these stock options will be accelerated. Mr. Mills employment agreement does not provide for a set term of employment, but if we terminate his employment without cause, he is entitled to severance payments in the amount of his annual base salary and continued coverage under our welfare and benefit plans for a period of one year after his termination date. Mr. Mills is prohibited from providing services or engaging in activities with a competitor of us during employment and for a period of one year after his termination of employment and will not disclose the Company’s confidential information. During that same period, Mr. Mills is also prohibited from soliciting our customers, suppliers and other employees.

Kevin Darrington

Mr. Darrington’s employment agreement became effective on March 3, 2008. Under Mr. Darrington’s agreement, he is entitled to an annual base salary and an annual bonus opportunity based on a percentage of his base salary. Pursuant to his employment agreement, on March 3, 2008, Mr. Darrington was also granted stock options exercisable into 1.5% of the then-issued and outstanding shares of the Company, which stock options vest ratably on March 3, 2011, March 3, 2012 and March 3, 2013. In the event of a change of control, the vesting of these stock options will be accelerated. Mr. Darrington’s employment agreement does not provide for a set term of employment, but if we terminate his employment without cause, he is entitled to severance payments in the amount of his annual base salary and continued coverage under our welfare and benefit plans for a period of one year after his termination date. Mr. Darrington is prohibited from providing services or engaging in activities with a competitor of us during employment and for a period of one year after his termination of employment and will not disclose the Company’s confidential information. During that same period, Mr. Darrington is also prohibited from soliciting our customers, suppliers and other employees.

John Persons

Mr. Persons’ employment agreement became effective on May 2, 2010. Under Mr. Persons’ agreement, he is entitled to an annual base salary and an annual bonus opportunity based on a percentage of his base salary. Mr. Persons employment agreement does not provide for a set term of employment, but if we terminate his employment without cause, he is entitled to severance payments in the amount of his annual base salary and continued coverage under our welfare and benefit plans for a period of one year after his termination date. Pursuant to his existing stock option agreement, Mr. Persons is prohibited from providing services or engaging in activities with a competitor of us during employment and for a period of one year after his termination of employment and will not disclose the Company’s confidential information. During that same period, Mr. Persons is also prohibited from soliciting our customers, suppliers and other employees.

Lynne Burgess

Ms. Burgess’ employment agreement became effective on September 13, 2010. Under Ms. Burgess’ agreement, she is entitled to an annual base salary and an annual bonus opportunity based on a percentage of her base salary. Pursuant to her employment agreement, Ms. Burgess was also entitled to a grant of stock options, which stock options vest ratably on September 13, 2013, September 13, 2014 and September 13, 2015. Ms. Burgess also received a signing bonus in an after-tax amount of $55,000. In the event of a change of control, the vesting of these stock options will be accelerated. Ms. Burgess’ employment agreement does not provide for a set term of employment, but if we terminate her employment without cause, she is entitled to severance payments in the amount of her annual base salary and continued coverage under our welfare and benefit plans for a period of one year after her termination date. Ms. Burgess is prohibited from providing services or engaging in activities with a competitor of us during employment and for a period of one year after her termination of employment and will not disclose the Company’s confidential information. During that same period, Ms. Burgess is also prohibited from soliciting our customers, suppliers and other employees.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

We have entered into certain agreements and maintain certain plans that will require us to provide compensation to our named executive officers in the event of termination of their employment or a change of control of Tops Markets, LLC. The amount of compensation payable to each named executive officer in each situation is listed in the table below, based on the assumption that the triggering event took place on January 1, 2012:

	Severance ($) (1)	Value of Unvested Equity- Based Awards ($) (2)	Value of Unvested Special Cash Retention Bonus Awards ($) (3)	Present Value of Health / Welfare Benefits ($) (4)	Other Compensation or Payments ($) (5)	Total ($)
Involuntary without cause
Frank Curci	535,492	—	—	7,475	—	542,967
Kevin Darrington	358,748	—	—	10,619	—	369,367
William R. Mills	280,498	—	—	11,159	—	291,657
John Persons	283,246	—	—	11,493	—	294,739
Lynne Burgess	280,498	—	—	3,467	—	283,965
Death and disability
Frank Curci	—	—	900,000	3,737	263,326	1,167,063
Kevin Darrington	—	—	500,100	5,309	174,954	680,363
William R. Mills	—	—	—	5,579	135,829	141,408
John Persons	—	—	333,300	5,746	137,203	476,249
Lynne Burgess	—	—	—	1,733	135,829	137,562
Termination without cause within one year after a change of control (6)
Frank Curci	535,492	1,420,000	900,000	7,475	—	2,862,967
Kevin Darrington	358,748	789,047	500,100	10,619	—	1,658,514
William R. Mills	280,498	—	—	11,159	—	291,657
John Persons	283,246	525,873	333,300	11,493	—	1,153,912
Lynne Burgess	280,498	—	—	3,467	—	283,965

(1)	Includes one times the annual base salary. The Company may also, at its discretion, pay a termination-year bonus prorated to correspond with the portion of the year ending at termination.
(2)	Unvested equity-based awards are calculated based on the fair market value of our common stock as of January 1, 2011 of $1,040 per share. The treatment upon termination for each type of equity award is further described under the heading “2007 Stock Incentive Plan” following the Grants of Plan-Based Awards table.
(3)	Includes the accelerated payment of the unvested portion of the special cash retention bonus awards.

(4)	Includes the estimated value of allowing continued participation in our health and welfare plans for a period of one year. These benefits may be terminated within one year if the named executive officer obtains coverage from a new employer.
(5)	Represents an arrangement under which, if a named executive officer terminates employment due to disability, the Company will pay the executive an amount equal to the difference between the benefits received by the executive under the Company’s short-term disability program and his or her full salary amount until the Company’s long-term disability insurance coverage begins. Payments listed in this column apply only in the event of the named executive officer’s termination due to disability.
(6)	If the named executive officer’s employment is terminated within one year after a change of control, then the unvested special cash bonus amount must be paid. On the other hand, the Board of Directors has the discretion to pay unvested bonus amounts upon a change of control to the extent the change of control constitutes a change in the ownership or effective control of the Company or of a sale of substantially all of the assets of the Company and the Board of Directors makes such payments under all similar plans or arrangements.

2011 DIRECTOR COMPENSATION

Name	Fees Earned Or Paid in Cash ($) (1)	Bonus $ (2)	Total ($)
(a)	(b)	(c)	(d)
Gary Matthews	—	—	—
Eric Fry	—	—	—
Gregory Josefowicz	60,000	37,500	97,500
Eric Kanter	—	—	—
Stacey Rauch	60,000	—	60,000

(1)	External Directors receive an annual cash retainer of $60,000.
(2)	This amount reflects cash paid pursuant to a Bonus Award Agreement effective October 27, 2009.

Director Compensation

Compensation for non-employee directors who are not employees of MSPE (“External Directors”) generally consists of an annual cash retainer and an initial equity grant. In Fiscal 2011, Mr. Josefowicz and Ms. Rauch were the only directors who received compensation for their service on the Board of Directors.

Annual Compensation

The only annual compensation paid to External Directors is a cash retainer of $60,000, which is payable in quarterly installments of $15,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of outstanding shares of common stock as of March 29, 2012 by (a) any person or group who beneficially owns more than five percent of such stock, (b) each of our directors and executive officers and (c) all directors and executive officers as a group.

Name of beneficial owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
Various funds affiliated with Morgan Stanley Private Equity	103,671	71.6%
1585 Broadway, 39th Floor
New York, NY 10036
HSBC Equity Partners USA, LP	23,019	15.9%
c/o HSBC Capital (USA) Inc.
452 Fifth Avenue
New York, NY 10018
HSBC Private Equity Partners II USA, LP	5,791	4.0%
c/o HSBC Capital (USA) Inc.
452 Fifth Avenue
New York, NY 10018
Turbic, Inc.	7,239	5.0%
P.O. Box No. 7776
New Providence, Bahamas
Begain Company Limited	4,477	3.1%
46/F, Sun Hung Kai Centre
30 Harbour Road
Wanchai, Hong Kong
Gary Matthews (1)(2)	0	*
Frank Curci (1)	579	*
Kevin Darrington (1)	0	*
William R. Mills (1)	0	*
Lynne Burgess (1)	0	*
John Persons (1)	0	*
Jack Barrett (1)	0	*
Eric Fry (1)(2)	0	*
Eric Kanter (1)(2)	0	*
Gregory Josefowicz (1)	0	*
Stacey Rauch (1)	0	*
All directors and executive officers as a group (11 persons) (1)	579	*

*	Less than 1%
(1)	The address for each of our directors and executive officers is c/o Tops Markets, LLC, 6363 Main Street, Williamsville, New York, 14221.
(2)	Mr. Matthews and Mr. Fry are managing directors and Mr. Kanter is an executive director of MSPE. See table above for information on the beneficial ownership of shares of our common stock by Morgan Stanley Private Equity. Messrs. Matthews, Fry and Kanter expressly disclaim beneficial ownership of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policy with Respect to Approval of Related Party Transactions

The terms and conditions of all transactions between us and any employee, officer, director and certain of their family members and other related persons required to be reported under Item 404 of SEC Regulation S-K are reviewed and approved by directors who do not have a direct or indirect interest in such transaction. We have not adopted written policies and procedures with respect to the approval of related party transactions. Generally, under the agreements governing the senior secured notes and the ABL Facility, we are prohibited from entering into transactions with affiliates except upon terms that, taken as a whole, are materially not less favorable to us than could be obtained, at the time of such transaction, in a comparable arm’s-length transaction with a person that is not such an affiliate.

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

DIRECTOR INDEPENDENCE

We have no securities listed for trading on a national securities exchange or on an automated inter-dealer quotation system of a national securities association which has requirements that a majority of its Board of Directors be independent. For purposes of complying with the disclosure requirements of this 10-K, we have adopted the definition of independence used by the NASDAQ Stock Market (“NASDAQ”). Though not formally considered by our Board of Directors, we believe that each of our five non-employee directors, Messrs. Matthews, Fry, Kanter, Josefowicz and Ms. Rauch may qualify as an independent director based on the definition of independent director set forth in Rule 5605(a)(2) of the NASDAQ Listing Rules. In this regard, we note that we do not believe that the payments we have made to MSPE in our last three fiscal years have exceeded 5% of MSPE’s consolidated gross revenue in any of those years. Our compensation committee is comprised of Messrs. Matthews, Fry, Kanter and Josefowicz, all of whom may qualify as independent directors under the NASDAQ’s definition of an independent director. Note that under Rule 5615(c) of the NASDAQ Listing Rules, we would be considered a “controlled company” because more than 50% of our voting power for the election of directors is held by another entity. Accordingly, even if we were a listed company on NASDAQ, we would not be required to maintain a majority of independent directors on our Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP served as the independent registered public accounting firm for Tops Holding Corporation for Fiscal 2011 and Fiscal 2010.

Fees

The following table sets forth the aggregate fees billed to Tops Holding Corporation by Deloitte & Touche LLP and its affiliate, Deloitte Tax LLP, for services rendered for Fiscal 2011 and Fiscal 2010 (dollars in thousands), all of which were pre-approved by the Audit Committee of the Board of Directors in compliance with its policy.

	Fiscal 2011 (52 weeks)	Fiscal 2010 (52 weeks)
Audit fees	$788	$1,120
Audit-related fees	—	430
Tax fees	8	11
All other fees	—	—

Total	$796	$1,561

The Audit Committee considered whether the provision by Deloitte & Touche LLP and Deloitte Tax LLP of non-audit services for the fees identified above was compatible with maintaining Deloitte & Touche LLP’s independence.

Audit Fees.  Fees shown for audit services include fees for services performed by Deloitte & Touche LLP to comply with standards of the Public Company Accounting Oversight Board (United States) related to the audit and review of Tops Holding Corporation’s financial statements.

Audit-Related Fees.  Fees shown for audit-related services include fees for assurance and related services that are traditionally performed by independent auditors. The audit-related fees were incurred in connection with general non-audit accounting consultation concerning financial reporting, disclosure matters and new accounting pronouncements.

Tax Fees.  Fees shown for tax services include fees for services performed by Deloitte Tax LLP, except those services related to audits, which were performed by Deloitte & Touche LLP. The tax fees were incurred in connection with the preparation of Tops Holding Corporation’s tax returns and corporate tax consultations.

All Other Fees.  We did not engage Deloitte & Touche LLP or Deloitte Tax LLP for other services for Fiscal 2011 and Fiscal 2010.

The Audit Committee has adopted a policy regarding the pre-approval of audit and permitted non-audit services to be performed by our independent auditors. The Audit Committee will, on an annual basis, consider and approve the provision of audit and non-audit services by Deloitte & Touche LLP (other than with respect to de minimus exceptions permitted by Rule 2-01(c)(7)(i)(c) of SEC Regulation S-X). Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee may delegate the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by Deloitte & Touche LLP which are not encompassed by the Audit Committee’s pre-approval and not prohibited by law. A member with delegated authority must report back to the Audit Committee at the first Audit Committee meeting following any such pre-approvals. None of the services described above provided by Deloitte & Touche LLP or Deloitte Tax LLP were approved by the Audit Committee under the de minimus exception rule.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report.

(1)	Consolidated Financial Statements: See Item 8 of Part II of this 10-K.

(2)	Financial Statement Schedules.

a.	Schedule I — Condensed Financial Information of Tops Holding Corporation

b.	Schedule II — Valuation and Qualifying Accounts

c.	All other schedules are omitted because they are not required or do not apply, or the required information is included elsewhere in the consolidated financial statements or notes thereto.

(b)	Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit No.

2.1 (a)	Asset Purchase Agreement, dated as of January 7, 2010, by and between Tops Markets, LLC (or its assignee(s)) and The Penn Traffic Company and its affiliated entities.

2.2 (a)	Amendment, dated as of January 29, 2010, of Asset Purchase Agreement, dated as of January 7, 2010, by and among Tops Markets, LLC (or its assignee(s)) and The Penn Traffic Company and its affiliated entities.

3.1 (a)	Amended and Restated Certificate of Incorporation of Tops Holding Corporation.

3.2 (a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Tops Holding Corporation.

3.3 (a)	By-Laws of Tops Holding Corporation.

3.4 (a)	Articles of Organization of Tops Markets, LLC.

3.5 (a)	Amended and Restated Operating Agreement of Tops Markets, LLC.

3.6 (a)	Articles of Organization of Tops PT, LLC.

3.7 (a)	Operating Agreement of Tops PT, LLC.

3.8 (a)	Articles of Organization of Tops Gift Card Company, LLC.

3.9 (a)	Operating Agreement of Tops Gift Card Company, LLC.

4.1 (a)	Indenture, dated October 9, 2009, between Tops Holding Corporation and Tops Markets, LLC, the guarantors named therein and U.S. Bank National Association, as trustee.

4.2 (a)	First Supplemental Indenture, dated January 29, 2010, among Tops Holding Corporation and Tops Markets, LLC, the guarantors named therein, and U.S. Bank National Association, as trustee.

4.3 (a)	Second Supplemental Indenture, dated February 12, 2010, among Tops Holding Corporation and Tops Markets, LLC, the guarantors named therein, and U.S. Bank National Association, as trustee.

4.4 (a)	Registration Rights Agreement, dated October 9, 2009 between Tops Holding Corporation, Tops Markets, LLC, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and HSBC Securities (USA) Inc.

4.5 (a)	Registration Rights Agreement, dated February 12, 2010 between Tops Holding Corporation, Tops Markets, LLC, Morgan Stanley & Co. Incorporated and Banc of America Securities LLC.

4.6 (a)	Intercreditor Agreement, dated as of October 9, 2009, by and among Bank of America, N.A., as Initial ABL Agent, and U.S. Bank National Association, as Collateral Agent, and acknowledged by Tops Holding Corporation, Tops Markets, LLC, and the other persons signatory thereto.

4.7 (a)	Supplement to the Intercreditor Agreement, dated as of January 29, 2010, by and among Bank of America, N.A., as Initial ABL Agent, and U.S. Bank National Association, as Collateral Agent, and acknowledged by Tops Holding Corporation, Tops Markets, LLC, and the other persons signatory

4.8 (a)	The Security Agreement, dated as of October 9, 2009 among the Issuers, the Guarantors and U.S. Bank National Association, as collateral agent.

4.9 (a)	Supplement No. 1 to the Security Agreement, dated as of January 29, 2010 among the Issuers, the Guarantors and U.S. Bank National Association, as collateral agent.

4.10 (a)	Trademark Security Agreement, dated as of October 9, 2009, among Tops Markets, LLC , as grantor, and U.S. Bank National Association, as collateral agent.

4.11 (a)	Trademark Security Agreement, dated as of January 29, 2010, among Tops PT, LLC, as grantor, and U.S. Bank National Association, as collateral agent.

4.12 (a)	Amended and Restated Shareholders’ Agreement, dated as of January 29, 2010, among Tops Holding Corporation and the shareholders identified therein.

10.1 (a)	Credit Agreement, dated as of October 9, 2009, among Tops Markets, LLC, as borrower, the guarantors party thereto, the various lenders and agents party thereto and Bank of America N.A., as administrative agent.

10.2 (a)	Amendment to the Credit Agreement, dated as of January 29, 2010, among Tops Markets, LLC, as borrower, the guarantors party thereto, the various lenders and agents party thereto and Bank of America N.A., as administrative agent.

10.3 (a)	Joinder Agreement to the Credit Agreement, dated as of January 29, 2010, between Tops PT, LLC and Bank of America N.A., as administrative agent and collateral agent, swing line lender and L/C issuer under the Credit Agreement.

10.4† (c)	The Supply Agreement, dated as of November 12, 2009 between Tops Markets, LLC and C&S Wholesale Grocers and the other parties thereto.

10.5 (a)	Tops Holding Corporation 2007 Stock Incentive Plan, dated as of January 24, 2008.

10.6 (a)	Amendment No. 1, dated as of October 27, 2009, of Tops Holding Corporation 2007 Stock Incentive Plan, dated as of January 24, 2008.

10.7 (a)	Form of Stock Option Agreement of Tops Holding Corporation.

10.8 (a)	Form of Bonus Award Agreement of Tops Holding Corporation.

10.9 (a)	Independent Director Compensation Policy of Tops Holding Corporation.

10.10 (a)	Executive Employment Agreement, dated as of November 12, 2007, between Tops Holding Corporation and Frank Curci.

10.11 (a)	Executive Employment Agreement, dated as of January 24, 2008, between Tops Markets, LLC and Kevin Darrington.

10.13 (b)	Executive Employment Agreement, dated as of May 1, 2010, between Tops Markets, LLC and John Persons.

10.14 (b)	Executive Employment Agreement, dated as of May 1, 2010, between Tops Markets, LLC and Jack Barrett.

10.15 (b)	Executive Employment Agreement, dated as of August 25, 2010, between Tops Markets, LLC and Lynne Burgess.

10.16 (d)	Amendment No. 2, dated as of October 5, 2010, of Tops Holding Corporation 2007 Stock Incentive Plan, dated as of January 24, 2008.

10.17 (e)	Executive Employment Agreement, dated as of October 7, 2010, between Tops Markets, LLC and William R. Mills.

10.18 (f)	Separation Agreement, Waiver and General Release, dated as of October 21, 2010, by and among Tops Holding Corporation, Tops Markets, LLC and Patrick Curran.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics.

21.1 (a)	List of Subsidiaries (as of July 9, 2010).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the annual report on Form 10-K of Tops Holding Corporation for the Fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Changes in Shareholders’ (Deficit) Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

†	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Act of 1933, as amended.
(a)	Incorporated herein by reference to the Company’s Registration Statement on Form S-4 filed on July 12, 2010.
(b)	Incorporated herein by reference to the Company’s Registration Statement on Form S-4/A filed on September 3, 2010.
(c)	Incorporated herein by reference to the Company’s Registration Statement on Form S-4/A filed on September 30, 2010.
(d)	Incorporated herein by reference to the Company’s Form 8-K filed on October 12, 2010.

(e)	Incorporated herein by reference to the Company’s Form 8-K filed on October 14, 2010.
(f)	Incorporated herein by reference to the Company’s Form 8-K filed on October 27, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOPS HOLDING CORPORATION

By:	/s/ William R. Mills
William R. Mills
Chief Financial Officer
March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 29, 2012.

Signature	Title

/s/ Frank Curci	Chief Executive Officer and Director
Frank Curci

/s/ William R. Mills	Chief Financial Officer
William R. Mills

/s/ David Langless	Chief Accounting Officer
David Langless

/s/ Gary Matthews	Chairman
Gary Matthews

/s/ Eric Fry	Director
Eric Fry

/s/ Gregory Josefowicz	Director
Gregory Josefowicz

/s/ Eric Kanter	Director
Eric Kanter

/s/ Stacey Rauch	Director
Stacey Rauch

Schedule I

TOPS HOLDING CORPORATION

CONDENSED FINANCIAL INFORMATION OF TOPS HOLDING CORPORATION

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2011	January 1, 2011 (1)
Assets
Investment in subsidiary	$(54,493)	$(62,118)

Total assets	$(54,493)	$(62,118)

Liabilities and Shareholders’ Deficit
Current liabilities:
Intercompany payable	$3,800	$2,850
Accrued expenses and other current liabilities	1,171	543

Total current liabilities	4,971	3,393

Total liabilities	4,971	3,393

Total shareholders’ deficit	(59,464)	(65,511)

Total liabilities and shareholders’ deficit	$(54,493)	$(62,118)

(1)	The Company has corrected the 2010 presentation so as to reallocate certain tax benefits from subsidiaries to the holding company.

Schedule I

TOPS HOLDING CORPORATION

CONDENSED FINANCIAL INFORMATION OF TOPS HOLDING CORPORATION

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Fiscal 2011 (52 weeks)	Fiscal 2010 (52 weeks) (1)	Fiscal 2009 (53 weeks)
Equity income (loss) from subsidiary	$8,550	$(23,994)	$(24,033)
Operating expenses
Administrative expenses	(2,718)	(2,208)	(2,036)

Total operating expenses	(2,718)	(2,208)	(2,036)

Income (loss) before income taxes	5,832	(26,202)	(26,069)
Income tax (expense) benefit	—	(752)	376

Net income (loss)	$5,832	$(26,954)	$(25,693)

(1)	The Company has corrected the 2010 presentation so as to reallocate certain tax benefits from subsidiaries to the holding company.

Schedule I

TOPS HOLDING CORPORATION

CONDENSED FINANCIAL INFORMATION OF TOPS HOLDING CORPORATION

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal 2011 (52 weeks)	Fiscal 2010 (52 weeks)	Fiscal 2009 (53 weeks)
Net cash used in operating activities	$(950)	$(950)	$(950)
Cash flows provided by investing activities:
Dividend	—	—	105,000

Net cash provided by investing activities	—	—	105,000
Cash flows provided by (used in) financing activities:
Proceeds form issuance of common stock	—	30,000	—
Dividend	—	(30,000)	(105,000)
Change in intercompany payable position	950	950	950

Net cash provided by (used in) financing activities	950	950	(104,050)
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents-beginning of period	—	—	—

Cash and cash equivalents-end of period	$—	$—	$—

Schedule II

TOPS HOLDING CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Fiscal 2009
Self-insurance reserves	$5,899	$4,712	$(2,308)	$8,303
LIFO inventory valuation reserve	7,066	249	—	7,315
Valuation allowance for deferred income tax assets	—	13,896	—	13,896
Fiscal 2010
Self-insurance reserves	8,303	6,028	(2,598)	11,733
LIFO inventory valuation reserve	7,315	2,055	—	9,370
Valuation allowance for deferred income tax assets	13,896	11,901	—	25,797
Fiscal 2011
Self-insurance reserves	11,733	7,169	(3,179)	15,723
LIFO inventory valuation reserve	9,370	1,333	—	10,703
Valuation allowance for deferred income tax assets	25,797	229	—	26,026