Form 10-Q
period 2012-04-21
Tops Holding Corp
filed 2012-06-04
CIK 1483173

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 21, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

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

As of June 4, 2012, 144,776 shares of common stock of the registrant were outstanding.

TOPS HOLDING CORPORATION

i

PART I – FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	April 21, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$20,184	$19,181
Accounts receivable, net	48,125	55,987
Inventory, net	114,606	115,309
Prepaid expenses and other current assets	16,488	12,990
Income taxes refundable	155	285
Current deferred tax assets	1,971	1,971

Total current assets	201,529	205,723
Property and equipment, net	348,715	358,263
Intangible assets, net (Note 3)	69,910	72,125
Other assets	10,241	11,101

Total assets	$630,395	$647,212

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$79,130	$75,608
Accrued expenses and other current liabilities (Note 4)	59,759	74,677
Current portion of capital lease obligations	13,151	12,701
Current portion of long-term debt (Note 6)	394	434

Total current liabilities	152,434	163,420
Capital lease obligations	155,974	159,814
Long-term debt (Note 6)	350,286	355,240
Other long-term liabilities	25,483	23,893
Non-current deferred tax liabilities	4,679	4,309

Total liabilities	688,856	706,676

Shareholders’ deficit:
Common shares ($0.001 par value; 300,000 authorized shares, 144,776 shares issued and outstanding as of April 21, 2012 and December 31, 2011)	—	—
Paid-in capital	(1,176)	(1,528)
Accumulated deficit	(56,024)	(56,675)
Accumulated other comprehensive loss, net of tax	(1,261)	(1,261)

Total shareholders’ deficit	(58,461)	(59,464)

Total liabilities and shareholders’ deficit	$630,395	$647,212

See notes to condensed consolidated financial statements.

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	16-week periods ended
	April 21, 2012	April 23, 2011
Net sales	$704,380	$717,259
Cost of goods sold	(490,707)	(500,744)
Distribution costs	(13,767)	(14,163)

Gross profit	199,906	202,352
Operating expenses:
Wages, salaries and benefits	(99,230)	(98,982)
Selling and general expenses	(29,818)	(33,383)
Administrative expenses (inclusive of share-based compensation expense of $352 and $348)	(23,870)	(25,483)
Rent expense, net	(5,980)	(5,903)
Depreciation and amortization	(16,029)	(15,041)
Advertising	(5,646)	(5,990)

Total operating expenses	(180,573)	(184,782)
Operating income	19,333	17,570
Interest expense, net	(18,312)	(19,291)

Income (loss) before income taxes	1,021	(1,721)
Income tax expense	(370)	(367)

Net income (loss)	651	(2,088)
Other comprehensive income:
Retirement obligations adjustments	—	—

Comprehensive income (loss)	$651	$(2,088)

See notes to condensed consolidated financial statements.

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	16-week periods ended
	April 21, 2012	April 23, 2011
Cash flows provided by operating activities:
Net income (loss)	$651	$(2,088)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,850	20,318
LIFO inventory valuation adjustments	2,176	(663)
Amortization of deferred financing costs	860	803
Deferred income taxes	370	347
Share-based compensation expense	352	348
Other	(526)	115
Changes in operating assets and liabilities:
Decrease in accounts receivable	7,862	164
Increase in inventories	(1,473)	(712)
Increase in prepaid expenses and other current assets	(3,498)	(1,136)
Decrease in income taxes refundable	130	14
Increase in accounts payable	3,704	20,044
Decrease in accrued expenses and other current liabilities	(14,180)	(15,776)
Increase in other long-term liabilities	1,563	525

Net cash provided by operating activities	18,841	22,303

Cash flows used in investing activities:
Cash paid for property and equipment	(9,442)	(16,954)
Proceeds from insurable loss recovery	779	—
Proceeds from sale of assets	—	650

Net cash used in investing activities	(8,663)	(16,304)

Cash flows (used in) provided by financing activities:
Borrowings on ABL Facility	43,500	220,800
Repayments on ABL Facility	(48,500)	(215,800)
Principal payments on capital leases	(3,852)	(3,233)
Repayments of long-term debt borrowings	(141)	(126)
Change in bank overdraft position	(182)	(290)
Deferred financing costs incurred	—	(57)

Net cash (used in) provided by financing activities	(9,175)	1,294

Net increase in cash and cash equivalents	1,003	7,293
Cash and cash equivalents-beginning of period	19,181	17,419

Cash and cash equivalents-end of period	$20,184	$24,712

See notes to condensed consolidated financial statements.

TOPS HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

The Company

Tops Holding Corporation (“Holding” or “Company”) is the parent of Tops Markets, LLC (“Tops Markets”). Holding was incorporated on October 5, 2007 and commenced operations on December 1, 2007. Holding is owned by various funds affiliated with Morgan Stanley Private Equity, an affiliate of Morgan Stanley & Co., Incorporated (“Morgan Stanley”), Graycliff Partners (“Graycliff”) (formerly, HSBC Private Equity Partners), two minority investors and a company employee. Holding has no other business operations as its sole purpose is the ownership of Tops Markets. The Company operates as a food retailer in Upstate New York and Northern Pennsylvania under the banner Tops. As of April 21, 2012, the Company operated 124 supermarkets with an additional five supermarkets operated by franchisees.

Accounting Policies

The summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements of Tops Holding Corporation for the fiscal year ended December 31, 2011, which appear in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2012.

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

The Company’s condensed consolidated financial statements for the 16-week periods ended April 21, 2012 and April 23, 2011 are unaudited, and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.

Segments

As of April 21, 2012, the Company operated 124 supermarkets with an additional five supermarkets operated by franchisees. The supermarkets offer grocery, produce, frozen, dairy, meat, floral, seafood, health and beauty care, general merchandise, deli and bakery goods. The Company operates one supermarket format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers. The Company has concluded that each individual supermarket is an operating segment. As of April 21, 2012, 79 of the supermarkets offer pharmacy services and 43 fuel centers were in operation, inclusive of the franchise locations. The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, earnings and total assets, are its only reportable segment.

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

The following table presents sales revenue by type of similar product (dollars in thousands):

	16-week period ended April 21, 2012		16-week period ended April 23, 2011
	Amount	% of Total	Amount	% of Total
Non-perishables(1)	$398,406	56.6%	$410,210	57.2%
Perishables(2)	184,000	26.1%	188,658	26.3%
Fuel	64,886	9.2%	58,366	8.1%
Pharmacy	51,786	7.4%	55,094	7.7%
Other(3)	5,302	0.7%	4,931	0.7%

	$704,380	100.0%	$717,259	100.0%

(1)	Non-perishables consist of grocery, dairy, frozen, general merchandise, health and beauty care and other non-perishable related products.
(2)	Perishables consist of produce, meat, seafood, bakery, deli, floral, prepared foods and other perishable related products.
(3)	Other primarily consists of franchise income and service commission income, such as lottery, money orders and money transfers.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and notes thereto. The most significant estimates used by management are related to the accounting for vendor allowances, valuation of long-lived assets including intangible assets, lease classification, self-insurance reserves, inventory valuation, and income taxes. Actual results could differ from these estimates.

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

The fair value of the Company’s senior secured notes is based on quoted market prices, a Level 2 source. At April 21, 2012, the fair value of total debt excluding capital leases was $377.5 million, compared to a carrying value of $350.7 million. At December 31, 2011, the fair value of total debt excluding capital leases was $374.4 million, compared to a carrying value of $355.7 million.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU provides companies two choices for presenting net income and comprehensive income: in a single continuous statement, or in two separate, but consecutive, statements. Presenting comprehensive income in the statement of equity is no longer an option. ASU No. 2011-05 is effective for the Company beginning in fiscal year 2012. In December 2011, the FASB issued ASU No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which delays the effective date of certain provisions of ASU No. 2011-05 related to the presentation of reclassification adjustments out of accumulated other comprehensive income. During the 16-week period ended April 21, 2012, the Company adopted the provisions of ASU No. 2011-05 that were effective for 2012 and has elected to present net income (loss) and comprehensive income (loss) in a single continuous statement.

3. INTANGIBLE ASSETS, NET

Intangible assets, net of accumulated amortization, consist of the following (dollars in thousands):

April 21, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Tradename – indefinite	$41,011	$—	$41,011	Indefinite life
Customer relationships	28,591	(20,629)	7,962	8.4
Favorable/unfavorable lease rights	17,789	(7,262)	10,527	9.3
Franchise agreements	11,538	(4,611)	6,927	11.0
Tradenames – finite	4,310	(1,725)	2,585	8.5
Other	1,178	(280)	898	5.0

	$104,417	$(34,507)	$69,910	9.1

December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename – indefinite	$41,011	$—	$41,011
Customer relationships	28,591	(19,643)	8,948
Favorable/unfavorable lease rights	17,789	(6,610)	11,179
Franchise agreements	11,538	(4,288)	7,250
Tradenames – finite	4,310	(1,504)	2,806
Other	1,168	(237)	931

	$104,407	$(32,282)	$72,125

The Tops tradename is reviewed for impairment on December 1 or more frequently if impairment indicators arise. Based on the Company’s assessment, no impairment was recorded during the 16-week periods ended April 21, 2012 and April 23, 2011.

During the 16-week periods ended April 21, 2012 and April 23, 2011, amortization expense was $2.2 million and $2.7 million, respectively, and is included in administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

As of April 21, 2012, expected future amortization of intangible assets is as follows (dollars in thousands):

2012 (remaining period)	$4,820
2013	6,303
2014	5,469
2015	4,163
2016	2,893
Thereafter	4,789

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (dollars in thousands):

	April 21, 2012	December 31, 2011
Wages, taxes and benefits	$12,486	$21,779
Lottery	11,093	10,124
Sales and use tax	3,643	964
Self-insurance reserves	3,468	3,468
Union medical, pension and 401(k)	3,280	3,226
Gift cards	2,827	4,517
Utilities	2,360	2,192
Repairs and maintenance	1,903	2,271
Money orders	1,703	3,133
Professional and legal fees	1,590	1,538
Property and equipment expenditures	1,060	1,718
Interest payable	762	7,846
Other	13,584	11,901

	$59,759	$74,677

5. CAPITAL LEASE OBLIGATIONS

The Company has a number of capital leases in effect for store properties and equipment. The initial lease terms generally range up to twenty-five years and will expire at various times through 2031, with options to renew for additional periods. The majority of the store leases provide for base rental, plus real estate taxes, insurance, common area maintenance and other operating expenses applicable to the leased premises. Some leases contain escalation clauses for future rents and contingent rents based on sales volume.

As of April 21, 2012, future minimum lease rental payments applicable to capital lease obligations follow (dollars in thousands):

2012 (remaining period)	$21,329
2013	29,992
2014	27,239
2015	24,293
2016	22,960
Thereafter	85,333

Total minimum lease payments	211,146
Less amounts representing interest	(90,851)

Present value of net minimum lease payments	120,295
Less current obligations	(13,151)

Long-term obligations	$107,144

The Company entered into sale-leaseback transactions in various years involving certain properties that did not qualify for sale-leaseback accounting as the lease agreements included various forms of continuing involvement. As a result, the transactions have been classified as financing transactions in accordance with FASB ASC Topic 840, “Leases.”

Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as capital lease obligations, allocated between land and building. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying building obligations, with no underlying cash payments deemed attributable to the land obligations. The related land assets are not depreciated, and at the end of the lease terms, the remaining capital lease obligations will equal the net book value of the land. The capital lease obligations as of April 21, 2012 and December 31, 2011 include $48.8 million of obligations related to land. At the expiration of the lease terms, or when the Company’s continuing involvement under the lease agreements ends, the related land and obligations will be removed from the balance sheet, with no underlying cash payments.

6. DEBT

Long-term debt is comprised of the following (dollars in thousands):

	April 21, 2012	December 31, 2011
Senior Notes	$350,000	$350,000
Discount on Senior Notes, net	(2,348)	(2,495)
ABL Facility	—	5,000
Other loans	2,156	2,219
Mortgage note payable	872	950

Total debt	350,680	355,674
Current portion	(394)	(434)

Total long-term debt	$350,286	$355,240

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

Also effective October 9, 2009, the Company entered into a revolving asset-based facility (the “ABL Facility”), which expires on October 9, 2013. The ABL Facility allowed a maximum borrowing capacity of $70.0 million, including a sub-limit for the issuance of letters of credit, subject to a borrowing base calculation. The ABL Facility was amended on January 29, 2010 to increase the amount available under the revolving credit facility by $30.0 million, subject to a borrowing base calculation. Based upon the borrowing base calculation as of April 21, 2012, the unused availability under the ABL Facility was $71.6 million, after giving effect to $14.8 million of letters of credit outstanding thereunder. As of December 31, 2011, $13.1 million of letters of credit were outstanding. Revolving loans under the ABL Facility will, at the Company’s option, bear interest at either i) LIBOR plus a margin of 350 to 400 basis points, determined based on levels of borrowing availability, or ii) the prime rate plus a margin of 250 to 300 basis points, determined based on levels of borrowing availability. The ABL Facility is collateralized primarily by (i) first-priority interests, subject to certain exceptions, in the ABL Priority Collateral and (ii) second-priority interests, subject to certain exceptions, in the Notes Priority Collateral.

The instruments governing the Senior Notes and ABL Facility impose customary affirmative and negative covenants on the Company, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sale or transfer of assets, payment of dividends, transactions involving affiliates, and change in control. Failure to meet any of these covenants would be an event of default.

7. INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	16-week periods ended
	April 21, 2012	April 23, 2011
Current	$—	$(20)
Deferred	(370)	(347)

Total income tax expense	$(370)	$(367)

The income tax expense for the 16-week period ended April 21, 2012 primarily reflects the recognition of additional valuation allowance associated with the Company’s indefinite-lived tradename deferred tax liability. The overall effective tax rate was 36.2%. The effective tax rate would have been 39.4% without the impact of federal tax credits and adjustments to the valuation allowance.

The income tax expense for the 16-week period ended April 23, 2011 reflects the establishment of additional valuation allowance against net deferred tax assets resulting from the pre-tax loss during the period. The overall effective tax rate was (21.3)%. The effective tax rate would have been 34.5% without the impact of the additional valuation allowance and discrete charges.

8. RELATED PARTY TRANSACTIONS

Effective November 30, 2007, the Company entered into a Transaction and Monitoring Fee Agreement with Morgan Stanley and Graycliff. In consideration of services provided, the Company pays an annual monitoring fee of $0.8 million to Morgan Stanley and $0.2 million to Graycliff, on a quarterly basis. During each of the 16-week periods ended April 21, 2012 and April 23, 2011, monitoring fees of $0.2 million were paid. These fees are included in administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

9. GUARANTOR FINANCIAL STATEMENTS

The obligations of Holding and Tops Markets under the Senior Notes are jointly and severally, fully and unconditionally guaranteed by Tops Gift Card Company, LLC and Tops PT, LLC (“Guarantor Subsidiaries”), both of which are 100% owned subsidiaries of Tops Markets. Tops Gift Card Company, LLC was established in October 2008, while Tops PT, LLC was established in January 2010. Tops Markets is a joint issuer of the Senior Notes and is wholly-owned by Holding. Separate financial statements of Holding, Tops Markets and of the Guarantor Subsidiaries are not presented as the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable.

The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets as of April 21, 2012 and December 31, 2011 for Holding and Tops Markets, the Guarantor Subsidiaries, and for the Company, and statements of operations and comprehensive income (loss) and statements of cash flows for the 16-week periods ended April 21, 2012 and April 23, 2011. Within such condensed consolidated financial statements, the Company has corrected the 2011 presentation to reflect an income tax allocation for Tops Markets.

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

APRIL 21, 2012

(Dollars in thousands)

	Tops Holding Corporation	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$19,364	$820	$—	$20,184
Accounts receivable, net	—	39,075	9,050	—	48,125
Intercompany receivables	—	4,092	23,004	(27,096)	—
Inventory, net	—	79,994	34,612	—	114,606
Prepaid expenses and other current assets	—	13,538	2,950	—	16,488
Income taxes refundable	—	155	—	—	155
Current deferred tax assets	—	1,363	—	608	1,971

Total current assets	—	157,581	70,436	(26,488)	201,529
Property and equipment, net	—	273,774	74,941	—	348,715
Intangible assets, net	—	61,514	8,396	—	69,910
Other assets	—	28,765	3,041	(21,565)	10,241
Investment in subsidiaries	(53,005)	113,263	—	(60,258)	—

Total assets	$(53,005)	$634,897	$156,814	$(108,311)	$630,395

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$61,099	$18,031	$—	$79,130
Intercompany payables	4,092	23,004	—	(27,096)	—
Accrued expenses and other current liabilities	1,364	45,080	14,059	(744)	59,759
Current portion of capital lease obligations	—	12,782	369	—	13,151
Current portion of long-term debt	—	394	—	—	394
Current deferred tax liabilities	—	—	11	(11)	—

Total current liabilities	5,456	142,359	32,470	(27,851)	152,434
Capital lease obligations	—	152,698	3,276	—	155,974
Long-term debt	—	353,327	—	(3,041)	350,286
Other long-term liabilities	—	21,309	4,174	—	25,483
Non-current deferred tax liabilities	—	17,402	3,631	(16,354)	4,679

Total liabilities	5,456	687,095	43,551	(47,246)	688,856

Total shareholders’ (deficit) equity	(58,461)	(52,198)	113,263	(61,065)	(58,461)

Total liabilities and shareholders’ (deficit) equity	$(53,005)	$634,897	$156,814	$(108,311)	$630,395

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2011

(Dollars in thousands)

	Tops Holding Corporation	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$18,351	$830	$—	$19,181
Accounts receivable, net	—	44,809	11,178	—	55,987
Intercompany receivables	—	3,800	15,556	(19,356)	—
Inventory, net	—	79,972	35,337	—	115,309
Prepaid expenses and other current assets	—	10,654	2,336	—	12,990
Income taxes refundable	—	285	—	—	285
Current deferred tax assets	—	1,363	—	608	1,971

Total current assets	—	159,234	65,237	(18,748)	205,723
Property and equipment, net	—	282,207	76,056	—	358,263
Intangible assets, net	—	63,146	8,979	—	72,125
Other assets	—	27,687	3,041	(19,627)	11,101
Investment in subsidiaries	(54,493)	110,306	—	(55,813)	—

Total assets	$(54,493)	$642,580	$153,313	$(94,188)	$647,212

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$58,359	$17,249	$—	$75,608
Intercompany payables	3,800	15,556	—	(19,356)	—
Accrued expenses and other current liabilities	1,171	57,537	16,713	(744)	74,677
Current portion of capital lease obligations	—	12,348	353	—	12,701
Current portion of long-term debt	—	434	—	—	434
Current deferred tax liabilities	—	—	11	(11)	—

Total current liabilities	4,971	144,234	34,326	(20,111)	163,420
Capital lease obligations	—	156,456	3,358	—	159,814
Long-term debt	—	358,281	—	(3,041)	355,240
Other long-term liabilities	—	20,262	3,631	—	23,893
Non-current deferred tax liabilities	—	17,033	1,692	(14,416)	4,309

Total liabilities	4,971	696,266	43,007	(37,568)	706,676

Total shareholders’ (deficit) equity	(59,464)	(53,686)	110,306	(56,620)	(59,464)

Total liabilities and shareholders’ (deficit) equity	$(54,493)	$642,580	$153,313	$(94,188)	$647,212

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE 16-WEEK PERIOD ENDED APRIL 21, 2012

(Dollars in thousands)

	Tops Holding Corporation	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$537,648	$167,094	$(362)	$704,380
Cost of goods sold	—	(381,084)	(109,623)	—	(490,707)
Distribution costs	—	(10,001)	(3,766)	—	(13,767)

Gross profit	—	146,563	53,705	(362)	199,906
Operating expenses:
Wages, salaries and benefits	—	(72,187)	(27,043)	—	(99,230)
Selling and general expenses	—	(22,517)	(7,663)	362	(29,818)
Administrative expenses	(837)	(17,238)	(5,795)	—	(23,870)
Rent expense, net	—	(3,258)	(2,722)	—	(5,980)
Depreciation and amortization	—	(11,964)	(4,065)	—	(16,029)
Advertising	—	(4,185)	(1,461)	—	(5,646)

Total operating expenses	(837)	(131,349)	(48,749)	362	(180,573)
Operating (loss) income	(837)	15,214	4,956	—	19,333
Interest expense, net	—	(18,251)	(61)	—	(18,312)
Equity income from subsidiaries	1,488	2,957	—	(4,445)	—

Income (loss) before income taxes	651	(80)	4,895	(4,445)	1,021
Income tax benefit (expense)	—	1,568	(1,938)	—	(370)

Net income	651	1,488	2,957	(4,445)	651
Other comprehensive income:
Retirement obligations adjustments	—	—	—	—	—

Comprehensive income	$651	$1,488	$2,957	$(4,445)	$651

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

FOR THE 16-WEEK PERIOD ENDED APRIL 23, 2011

(Dollars in thousands)

	Tops Holding Corporation	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$540,933	$176,690	$(364)	$717,259
Cost of goods sold	—	(382,718)	(118,026)	—	(500,744)
Distribution costs	—	(10,181)	(3,982)	—	(14,163)

Gross profit	—	148,034	54,682	(364)	202,352
Operating expenses:
Wages, salaries and benefits	—	(71,285)	(27,697)	—	(98,982)
Selling and general expenses	—	(23,324)	(10,423)	364	(33,383)
Administrative expenses	(780)	(18,395)	(6,308)	—	(25,483)
Rent expense, net	—	(3,146)	(2,757)	—	(5,903)
Depreciation and amortization	—	(11,428)	(3,613)	—	(15,041)
Advertising	—	(4,154)	(1,836)	—	(5,990)

Total operating expenses	(780)	(131,732)	(52,634)	364	(184,782)
Operating (loss) income	(780)	16,302	2,048	—	17,570
Interest expense, net	—	(19,200)	(91)	—	(19,291)
Equity (loss) income from subsidiaries	(1,308)	1,182	—	126	—

(Loss) income before income taxes	(2,088)	(1,716)	1,957	126	(1,721)
Income tax benefit (expense)	—	408	(775)	—	(367)

Net (loss) income	(2,088)	(1,308)	1,182	126	(2,088)
Other comprehensive income:
Retirement obligations adjustments	—	—	—	—	—

Comprehensive (loss) income	$(2,088)	$(1,308)	$1,182	$126	$(2,088)

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE 16-WEEK PERIOD ENDED APRIL 21, 2012

(Dollars in thousands)

	Tops Holding Corporation	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(292)	$11,180	$7,953	$—	$18,841
Cash flows used in investing activities:
Cash paid for property and equipment	—	(8,253)	(1,189)	—	(9,442)
Proceeds from insurable loss recovery	—	—	779	—	779
Change in intercompany receivables position	—	(292)	(7,448)	7,740	—

Net cash used in investing activities	—	(8,545)	(7,858)	7,740	(8,663)

Cash flows provided by (used in) financing activities:
Borrowings on ABL Facility	—	43,500	—	—	43,500
Repayments on ABL Facility	—	(48,500)	—	—	(48,500)
Principal payments on capital leases	—	(3,747)	(105)	—	(3,852)
Change in intercompany payables position	292	7,448	—	(7,740)	—
Change in bank overdraft position	—	(182)	—	—	(182)
Repayments of long- term debt borrowings	—	(141)	—	—	(141)

Net cash provided by (used in) financing activities	292	(1,622)	(105)	(7,740)	(9,175)

Net increase (decrease) in cash and cash equivalents	—	1,013	(10)	—	1,003
Cash and cash equivalents-beginning of period	—	18,351	830	—	19,181

Cash and cash equivalents-end of period	$—	$19,364	$820	$—	$20,184

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE 16-WEEK PERIOD ENDED APRIL 23, 2011

(Dollars in thousands)

	Tops Holding Corporation	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(238)	$12,919	$9,622	$—	$22,303
Cash flows used in investing activities:
Cash paid for property and equipment	—	(7,263)	(9,691)	—	(16,954)
Proceeds from sale of assets	—	—	650	—	650
Change in intercompany receivables position	—	(238)	(449)	687	—

Net cash used in investing activities	—	(7,501)	(9,490)	687	(16,304)

Cash flows provided by (used in) financing activities:
Borrowings on ABL Facility	—	220,800	—	—	220,800
Repayments on ABL Facility	—	(215,800)	—	—	(215,800)
Principal payments on capital leases	—	(3,107)	(126)	—	(3,233)
Repayments of long- term debt borrowings	—	(126)	—	—	(126)
Change in bank overdraft position	—	(290)	—	—	(290)
Deferred financing costs incurred	—	(57)	—	—	(57)
Change in intercompany payables position	238	449	—	(687)	—

Net cash provided by (used in) financing activities	238	1,869	(126)	(687)	1,294

Net increase in cash and cash equivalents	—	7,287	6	—	7,293
Cash and cash equivalents-beginning of period	—	16,689	730	—	17,419

Cash and cash equivalents-end of period	$—	$23,976	$736	$—	$24,712

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPANY OVERVIEW

We are a leading supermarket retailer in our Upstate New York and Northern Pennsylvania markets. Introduced in 1962, our Tops brand is widely recognized as a strong retail supermarket brand name in our markets supported by strong customer loyalty and attractive supermarket locations. We are headquartered in Williamsville, New York and have approximately 12,100 associates.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which are generally statements about future events, plans, objectives and performance. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to the following:

•	risks of claims relating to the Penn Traffic acquisition that may not have been properly discharged in the bankruptcy process;

•	the severity of current economic conditions and the impact on consumer demand and spending and our pricing strategy;

•	pricing and market strategies, the expansion, consolidation and other activities of competitors, and our ability to respond to the promotional practices of competitors;

•	our ability to effectively increase or maintain our profit margins;

•	the success of our expansion and renovation plans;

•	fluctuations in utility, fuel and commodity prices which could impact consumer spending and buying habits and the cost of doing business;

•	risks inherent in our motor fuel operations;

•	our exposure to local economies and other adverse conditions due to our geographic concentration;

•	risks of natural disasters and severe weather conditions;

•	supply problems with our suppliers and vendors;

•	our relationships with unions and unionized employees, and the terms of future collective bargaining agreements or labor strikes;

•	increased operating costs resulting from rising employee benefit costs or pension funding obligations;

•	changes in, or the failure or inability to comply with, laws and governmental regulations applicable to the operation of our pharmacy and other businesses;

•	the adequacy of our insurance coverage against claims of our customers in connection with our pharmacy services;

•	estimates of the amount and timing of payments under our self-insurance policies;

•	risks of liability under environmental laws and regulations;

•	our ability to maintain and improve our information technology systems;

•	events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concerns, whether or not valid;

•	threats or potential threats to security;

•	our ability to retain key personnel;

•	risks of data security breaches or losses of confidential customer information;

•	risks relating to our substantial indebtedness;

•	claims or legal proceedings against us;

•	decisions by our controlling shareholders that may conflict with the interests of the holders of our debt; and

•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and elsewhere in this report.

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

Our condensed consolidated financial statements for the 16-week periods ended April 21, 2012 and April 23, 2011 are unaudited, and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair condensed consolidated statement of financial position and results of operations for such periods.

RECENT EVENTS AFFECTING OUR RESULTS OF OPERATIONS AND THE COMPARABILITY OF REPORTED RESULTS OF OPERATIONS

Acquisition of Penn Traffic

On January 29, 2010, we completed the Penn Traffic acquisition, which involved the acquisition of substantially all of the assets of The Penn Traffic Company out of bankruptcy, including Penn Traffic’s 79 retail supermarkets. We have retained 50 of the acquired supermarkets. Three supermarkets were sold during late July and early August 2011, one supermarket was closed in October 2011, and one supermarket was sold in January 2012. Net sales and operating income for these five supermarkets were $12.3 million and $0.1 million, respectively, for the 16-week period ended April 23, 2011. The supermarket that was sold in January 2012 had a nominal impact to our condensed consolidated financial statements for the 16-week period ended April 21, 2012.

RESULTS OF OPERATIONS

16-Week Period Ended April 21, 2012 Compared with 16-Week Period Ended April 23, 2011

Summary

The results of operations during the 16-week period ended April 21, 2012 when compared with the 16-week period ended April 23, 2011 were primarily impacted by a $4.2 million reduction in operating expenses, largely attributable to a $2.3 million decline in utility costs and the impact of our cost containment initiatives. This was partially offset by a $2.4 million decrease in gross profit, which was impacted by a $2.9 million unfavorable change in year-over-year non-cash LIFO adjustments.

Net Sales

The following table includes a comparison of the components of our net sales for the 16-week periods ended April 21, 2012 and April 23, 2011.

(Dollars in thousands)

	16-week periods ended
	April 21, 2012	April 23, 2011	$ Change	% Change
Inside sales	$639,494	$658,893	$(19,399)	(2.9)%
Gasoline sales	64,886	58,366	6,520	11.2%

Net sales	$704,380	$717,259	$(12,879)	(1.8)%

Inside sales decreased during the 16-week period ended April 21, 2012 compared with the 16-week period ended April 23, 2011 due to a 2.0% decrease in same store sales, combined with the impact of a reduction in year-over-year store count. The decrease in same store sales was attributable to the timing of the Easter holiday and our Monopoly® promotion. The week following Easter, historically a very poor sales week, occurred during the 2012 period, versus the week subsequent to the end of the 2011 period. In 2012, there was a change in the timing of our Monopoly® promotion, which will run from April through July, compared with January through April 2011. The store count reduction resulted from the five acquired Penn Traffic supermarkets that were sold or closed between July 2011 and January 2012. These supermarkets generated inside sales of $12.3 million during the 16-week period ended April 23, 2011. This impact was partially offset by the openings of two new supermarkets in March and September 2011, respectively.

Gasoline sales increased during the 16-week period ended April 21, 2012 compared with the 16-week period ended April 23, 2011 due to an 8.4% increase in the retail price per gallon. Additionally, the number of gallons sold increased 2.6%, primarily due to the addition of four new fuel stations since July 2011.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 16-week periods ended April 21, 2012 and April 23, 2011.

(Dollars in thousands)

	16-week period ended April 21, 2012	% of Net Sales	16-week period ended April 23, 2011	% of Net Sales	$ Change	% Change
Cost of goods sold	$(490,707)	69.7%	$(500,744)	69.8%	$(10,037)	(2.0)%
Distribution costs	(13,767)	2.0%	(14,163)	2.0%	(396)	(2.8)%

Gross profit	$199,906	28.4%	$202,352	28.2%	$(2,446)	(1.2)%

As a percentage of net sales, cost of goods sold remained relatively consistent during the 16-week period ended April 21, 2012 compared with the 16-week period ended April 23, 2011. We experienced a change in LIFO inventory valuation adjustments from income of $0.7 million during the 16-week period ended April 23, 2011 to expense of $2.2 million during the 16-week period ended April 21, 2012. Excluding the impact of non-cash LIFO adjustments, cost of goods sold as a percentage of net sales was 69.4% and 69.9% during the 16-week periods ended April 21, 2012 and April 23, 2011, respectively. This improvement was a result of a continuation of pricing improvements made in 2011, promotional spending charges, as well as cost deflation in dairy commodities experienced during the 16-week period ended April 21, 2012. These factors were partially offset by the higher proportion of gasoline sales versus inside sales, as gasoline sales occur at higher cost of goods sold percentages.

Distribution costs remained consistent during the 16-week period ended April 21, 2012 compared with the 16-week period ended April 23, 2011.

Operating Expenses

The following table includes a comparison of operating expenses for the 16-week periods ended April 21, 2012 and April 23, 2011.

(Dollars in thousands)

	16-week period ended April 21, 2012	% of Net Sales	16-week period ended April 23, 2011	% of Net Sales	$ Change	% Change
Wages, salaries and benefits	$99,230	14.1%	$98,982	13.8%	$248	0.3%
Selling and general expenses	29,818	4.2%	33,383	4.7%	(3,565)	(10.7)%
Administrative expenses	23,870	3.4%	25,483	3.6%	(1,613)	(6.3)%
Rent expense	5,980	0.8%	5,903	0.8%	77	1.3%
Depreciation and amortization	16,029	2.3%	15,041	2.1%	988	6.6%
Advertising	5,646	0.8%	5,990	0.8%	(344)	(5.7)%

Total	$180,573	25.6%	$184,782	25.8%	$(4,209)	(2.3)%

Wages, Salaries and Benefits

As a percentage of net sales, the increase in wages, salaries and benefits during the 16-week period ended April 21, 2012 compared with the 16-week period ended April 23, 2011 was largely attributable to lower vacation expense of $0.7 million during the 2011 period related to a policy change for union associates that modified the period over which vacation time is earned. Additionally, we experienced a $0.6 million increase in holiday pay due to the New Year’s holiday falling within the 2012 period, which began January 1, 2012, versus the 2011 period, which began January 2, 2011.

Selling and General Expenses

As a percentage of net sales, the decrease in selling and general expenses during the 16-week period ended April 21, 2012 compared with the 16-week period ended April 23, 2011 was largely due to a $2.3 million decrease in utility costs, primarily attributable to lower commodity costs for electricity. Additionally, we recognized a $0.8 million gain related to an insurable flood loss recovery that was recorded within selling and general expenses during the 16-week period ended April 21, 2012. We also benefitted from the renegotiation of certain cleaning contracts that resulted in a $0.4 million reduction in expense during the 16-week period ended April 21, 2012.

Administrative Expenses

The decrease in administrative expenses during the 16-week period ended April 21, 2012 compared with the 16-week period ended April 23, 2011 was primarily attributable to a $0.6 million reduction in IT outside professional fees and software maintenance expenses, combined with $0.5 million of severance expense related to corporate headcount reductions during the 16-week period ended April 23, 2011.

Rent Expense, Net

Rent expense reflects our rental expense for our supermarkets under operating leases, net of income we receive from various entities that rent space in our supermarkets under subleases. Rent expense remained relatively consistent during the 16-week period ended April 21, 2012 compared with the 16-week period ended April 23, 2011.

Depreciation and Amortization

The increase in depreciation and amortization during the 16-week period ended April 21, 2012 compared with the 16-week period ended April 23, 2011 was largely attributable to incremental depreciation and amortization associated with 2011 and 2012 capital expenditure activity.

Advertising

Advertising remained consistent during the 16-week period ended April 21, 2012 compared with the 16-week period ended April 23, 2011.

Interest Expense, Net

The $1.0 million decrease in interest expense during the 16-week period ended April 21, 2012 compared with the 16-week period ended April 23, 2011 was primarily attributable to a $0.6 million reduction in capital lease interest expense resulting from the decrease in outstanding principle obligation balances, as well as reduced borrowings under our ABL Facility during the 16-week period ended April 21, 2012.

Income Tax Expense

The income tax expense for the 16-week period ended April 21, 2012 primarily reflects the recognition of additional valuation allowance associated with our indefinite-lived tradename deferred tax liability. The overall effective tax rate was 36.2%. The effective tax rate would have been 39.4% without the impact of federal tax credits and adjustments to the valuation allowance.

The income tax expense for the 16-week period ended April 23, 2011 reflects the establishment of additional valuation allowance against net deferred tax assets resulting from the pre-tax loss during the period. The overall effective tax rate was (21.3)%. The effective tax rate would have been 34.5% without the impact of the additional valuation allowance and discrete charges.

Net Income (Loss)

Our net income (loss) improved to net income of $0.7 million during the 16-week period ended April 21, 2012 compared with net loss of $2.1 million during the 16-week period ended April 23, 2011.

LIQUIDITY AND CAPITAL RESOURCES

See Note 6 to our condensed consolidated financial statements for a description of our credit facilities.

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

Cash Flows Information

The following is a summary of cash provided by or used in each of the indicated types of activities:

(Dollars in thousands)

	16-week periods ended
	April 21, 2012	April 23, 2011
Cash provided by (used in):
Operating activities	$18,841	$22,303
Investing activities	(8,663)	(16,304)
Financing activities	(9,175)	1,294

Cash provided by operating activities during the 16-week period ended April 21, 2012 decreased $3.5 million compared with the 16-week period ended April 23, 2011 due to changes in operating assets and liabilities which represented a use of cash of $5.9 million during the 16-week period ended April 21, 2012, compared to a source of cash of $3.1 million during the 16-week period ended April 23, 2011. This period-over-period change was primarily attributable to the timing of vendor payments and the resulting changes in accounts payable during the respective periods. This decrease was partially offset by a $5.6 million increase in earnings, adjusted for non-cash income and expenses.

Cash used in investing activities during the 16-week period ended April 21, 2012 decreased $7.6 million compared with the 16-week period ended April 23, 2011, primarily due to the timing of capital expenditure activities. We expect to invest $35 million to $40 million in capital expenditures during the next 12 months.

Cash (used in) provided by financing activities decreased $10.5 million during the 16-week period ended April 21, 2012 compared with the 16-week period ended April 23, 2011 as a result of the change in net borrowings and repayments related to our ABL Facility.

Multiemployer Pension Plans

We contribute to the United Food and Commercial Workers District Union Local One (“Local One”) plan, a defined benefit multiemployer pension plan, under our collective bargaining agreements with Local One. The Local One plan generally provides retirement benefits to participants based on their service to contributing employers. During the 16-week periods ended April 21, 2012 and April 23, 2011, we made contributions of $2.9 million and $3.0 million, respectively, to this plan.

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

In addition, at the time we entered into our supply arrangement with C&S Wholesale Grocers, Inc. (“C&S”), which supplies approximately 60% of our products, certain of our warehouse personnel became employees of C&S, with C&S assuming our obligations under several multiemployer pension plans. Although we are not a sponsoring employer of, and make no contribution payments to any of these other multiemployer pension plans, we have certain contractual indemnification obligations for withdrawal liability that may arise in the event of C&S’s withdrawal from such plans, or upon termination of the supply agreement.

Off-Balance Sheet Arrangements

Other than our operating leases, contingent multiemployer pension liabilities previously discussed, and letters of credit, we are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

Product cost inflation could vary from our estimates due to general economic conditions, weather, availability of raw materials and ingredients in the products that we sell and their packaging, and other factors beyond our control.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Our audited consolidated financial statements as of December 31, 2011 include a description of certain critical accounting policies, including those related to vendor allowances, inventory valuation, valuation of tradename, valuation of long-lived assets, leases, self-insurance programs and income taxes.

Recent Accounting Pronouncements

Recent Accounting Pronouncements are included in Note 2 to the condensed consolidated financial statements in Item 1 of Part I of this report.

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

We manage our exposure to interest rates and changes in the fair value of our debt instruments primarily through the strategic use of variable and fixed rate debt, and interest rate swaps. As of April 21, 2012, we did not have any outstanding interest rate swaps designated as fair value or cash flow hedges.

The table below provides information about our outstanding debt as of April 21, 2012. The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases. Interest rates reflect the weighted average rate for the outstanding instruments. The variable component of each variable rate debt instrument is based on the weighted average of LIBOR using the forward yield curve and the prime rate as of April 21, 2012. The Fair-Value column includes the fair-value of our debt instruments as of April 21, 2012. Refer to Note 1 of our condensed consolidated financial statements in Item 1 of Part I of this report for information about our accounting policy for financial instruments.

(Dollars in thousands)

	Expected Fiscal Year of Maturity
	Remainder of 2012	2013	2014	2015	2016	Thereafter	Fair Value
Debt
Fixed rate	$293	$2,290	$280	$350,165	$—	$—	$377,528
Average interest rate	7.1%	3.5%	7.1%	10.1%	N/A	N/A
Variable rate	$—	$—	$—	$—	$—	$—	$—
Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A

COMMODITY PRICE RISK

We purchase products that are impacted by commodity prices and are therefore subject to price volatility caused by weather, market conditions and other factors that are not considered predictable or within our control.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of April 21, 2012, the Chief Executive Officer and the Chief Financial Officer, together with certain designated members of the finance and accounting organization, evaluated the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective as of April 21, 2012.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting during the 16-week period ended April 21, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company is also subject to certain environmental claims. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations, financial position or cash flows.

ITEM 1A.	RISK FACTORS

There are no material changes from risk factors for the Company disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 6.	EXHIBITS

Exhibit No.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the quarterly report on Form 10-Q of Tops Holding Corporation for the 16-week period ended April 21, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOPS HOLDING CORPORATION

By:	/s/ William R. Mills
William R. Mills
Senior Vice President and Chief Financial Officer
June 4, 2012