Form 10-Q
period 2012-07-14
Tops Holding Corp
filed 2012-08-27
CIK 1483173

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 14, 2012

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

As of August 27, 2012, 144,776 shares of common stock of the registrant were outstanding.

TOPS HOLDING CORPORATION

PART I – FINANCIAL INFORMATION (Unaudited)

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of July 14, 2012 and December 31, 2011	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the 12-week and 28-week periods ended July 14, 2012 and July 16, 2011	2

	Condensed Consolidated Statements of Cash Flows for the 28-week periods ended July 14, 2012 and July 16, 2011	3

	Notes to Condensed Consolidated Financial Statements	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

ITEM 4.	CONTROLS AND PROCEDURES	29

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	29

ITEM 1A.	RISK FACTORS	29

ITEM 6.	EXHIBITS	30

SIGNATURE		30

i

PART I – FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	July 14, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$53,971	$19,181
Accounts receivable, net	53,156	55,987
Inventory, net	118,629	115,309
Prepaid expenses and other current assets	10,758	12,990
Income taxes refundable	116	285
Current deferred tax assets	1,971	1,971

Total current assets	238,601	205,723

Property and equipment, net	340,489	358,263
Intangible assets, net (Note 3)	68,270	72,125
Other assets	9,581	11,101

Total assets	$656,941	$647,212

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$86,513	$75,608
Accrued expenses and other current liabilities (Note 4)	70,773	74,677
Current portion of capital lease obligations (Note 5)	13,465	12,701
Current portion of long-term debt (Note 6)	351	434

Total current liabilities	171,102	163,420

Capital lease obligations (Note 5)	152,723	159,814
Long-term debt (Note 6)	350,337	355,240
Other long-term liabilities	26,502	23,893
Non-current deferred tax liabilities	4,976	4,309

Total liabilities	705,640	706,676

Commitments and contingencies (Note 10)
Shareholders’ deficit:
Common shares ($0.001 par value; 300,000 authorized shares, 144,776 shares issued and outstanding as of July 14, 2012 and December 31, 2011)	—	—
Paid-in capital	(912)	(1,528)
Accumulated deficit	(46,526)	(56,675)
Accumulated other comprehensive loss, net of tax	(1,261)	(1,261)

Total shareholders’ deficit	(48,699)	(59,464)

Total liabilities and shareholders’ deficit	$656,941	$647,212

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	12-week periods ended		28-week periods ended
	July 14, 2012	July 16, 2011	July 14, 2012	July 16, 2011
Net sales	$562,361	$559,514	$1,266,741	$1,276,773
Cost of goods sold	(390,514)	(395,139)	(881,221)	(895,883)
Distribution costs	(11,511)	(9,393)	(25,278)	(23,556)

Gross profit	160,336	154,982	360,242	357,334

Operating expenses:
Wages, salaries and benefits	(75,125)	(76,356)	(174,355)	(175,338)
Selling and general expenses	(22,400)	(23,438)	(52,218)	(56,821)
Administrative expenses (inclusive of share-based compensation expense of $264, $264, $616 and $612)	(18,543)	(18,019)	(42,413)	(43,502)
Rent expense, net	(3,568)	(4,212)	(9,548)	(10,115)
Depreciation and amortization	(12,023)	(11,746)	(28,052)	(26,787)
Advertising	(5,118)	(4,412)	(10,764)	(10,402)
Impairment	—	(1,891)	—	(1,891)

Total operating expenses	(136,777)	(140,074)	(317,350)	(324,856)

Operating income	23,559	14,908	42,892	32,478

Interest expense, net	(13,709)	(14,297)	(32,021)	(33,588)

Income (loss) before income taxes	9,850	611	10,871	(1,110)

Income tax expense	(352)	(318)	(722)	(685)

Net income (loss)	9,498	293	10,149	(1,795)

Other comprehensive income	—	—	—	—

Comprehensive income (loss)	$9,498	$293	$10,149	$(1,795)

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	28-week periods ended
	July 14, 2012	July 16, 2011
Cash flows provided by operating activities:
Net income (loss)	$10,149	$(1,795)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,331	35,729
Amortization of deferred financing costs	1,520	1,411
LIFO inventory valuation adjustments	794	2,161
Deferred income taxes	667	665
Share-based compensation expense	616	612
Impairment	—	1,891
Other	(554)	255
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	2,831	1,467
Increase in inventory, net	(4,114)	(3,713)
Decrease in prepaid expenses and other current assets	2,232	4,407
Decrease (increase) in income taxes refundable	169	(3)
Increase (decrease) in accounts payable	10,724	(3,909)
Decrease in accrued expenses and other current liabilities	(3,196)	(2,853)
Increase (decrease) in other long-term liabilities	2,529	(1,271)

Net cash provided by operating activities	60,698	35,054

Cash flows used in investing activities:
Cash paid for property and equipment	(15,200)	(25,908)
Proceeds from insurable loss recovery	1,150	—
Proceeds from sale of assets	—	650

Net cash used in investing activities	(14,050)	(25,258)

Cash flows used in financing activities:
Borrowings on ABL Facility	66,600	356,300
Repayments on ABL Facility	(71,600)	(358,800)
Principal payments on capital leases	(6,789)	(5,803)
Repayments of long-term debt borrowings	(250)	(227)
Change in bank overdraft position	181	8
Deferred financing costs incurred	—	(57)

Net cash used in financing activities	(11,858)	(8,579)

Net increase in cash and cash equivalents	34,790	1,217
Cash and cash equivalents-beginning of period	19,181	17,419

Cash and cash equivalents-end of period	$53,971	$18,636

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

The Company

Tops Holding Corporation (“Holding” or “Company”) is the parent of Tops Markets, LLC (“Tops Markets”). Holding was incorporated on October 5, 2007 and commenced operations on December 1, 2007. Holding is owned by various funds affiliated with Morgan Stanley Private Equity, an affiliate of Morgan Stanley & Co., Incorporated (“Morgan Stanley”), Graycliff Partners (“Graycliff”) (formerly, HSBC Private Equity Partners), two minority investors and a company employee. Holding has no other business operations as its sole purpose is the ownership of Tops Markets. The Company operates as a food retailer in Upstate New York and Northern Pennsylvania under the banner Tops. As of July 14, 2012, the Company operated 124 supermarkets with an additional five supermarkets operated by franchisees.

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

The Company operates on a 52/53 week fiscal year ending on the Saturday closest to December 31. Fiscal years include 13 four-week reporting periods, with an additional week in the thirteenth reporting period for 53-week fiscal years. The first quarter of each fiscal year includes four reporting periods, while the remaining quarters include three reporting periods.

The Company’s condensed consolidated financial statements for the 12 and 28-week periods ended July 14, 2012 and July 16, 2011 are unaudited, and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.

Segments

As of July 14, 2012, the Company operated 124 supermarkets with an additional five supermarkets operated by franchisees. The supermarkets offer grocery, produce, frozen, dairy, meat, floral, seafood, health and beauty care, general merchandise, deli and bakery goods. The Company operates one supermarket format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers. The Company has concluded that each individual supermarket is an operating segment. As of July 14, 2012, 79 of the supermarkets offered pharmacy services and 44 fuel centers were in operation, inclusive of the franchise locations. The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, earnings and total assets, are its only reportable segment.

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

The following table presents sales revenue by type of similar product (dollars in thousands):

	12-week periods ended				28-week periods ended
	July 14, 2012		July 16, 2011		July 14, 2012		July 16, 2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Non- perishables(1)	$310,620	55.2%	$308,003	55.0%	$709,027	56.0%	$718,213	56.2%
Perishables(2)	157,382	28.0%	155,393	27.8%	341,381	27.0%	344,051	26.9%
Fuel	53,241	9.5%	52,127	9.3%	118,127	9.3%	110,493	8.7%
Pharmacy	37,085	6.6%	40,211	7.2%	88,872	7.0%	95,305	7.5%
Other(3)	4,033	0.7%	3,780	0.7%	9,334	0.7%	8,711	0.7%

	$562,361	100.0%	$559,514	100.0%	$1,226,741	100.0%	$1,276,773	100.0%

(1)	Non-perishables consist of grocery, dairy, frozen, general merchandise, health and beauty care and other non-perishable related products.
(2)	Perishables consist of produce, meat, seafood, bakery, deli, floral, prepared foods and other perishable related products.
(3)	Other primarily consists of franchise income and service commission income, such as lottery, money orders and money transfers.

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

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, capital lease obligations and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value because of the short-term nature of these financial instruments. At July 14, 2012 and December 31, 2011, the estimated fair value and the carrying value of our debt instruments were as follows (dollars in thousands):

	July 14, 2012	December 31, 2011
Carrying value of debt instruments:
Current portion of capital lease obligations	$13,465	$12,701
Current portion of long-term debt	351	434
Long-term capital lease obligations	152,723	159,814
Long-term debt	350,337	355,240

Total carrying value of debt instruments	516,876	528,189
Fair value of debt instruments	521,579	530,652

Excess of fair value over book value	$4,703	$2,463

The fair value of the Company’s senior secured notes was based on quoted market prices, a Level 2 source. The fair value of the Company’s other long-term debt and capital lease obligations was based on the net present value of future cash flows using forward interest rate yield curves in effect at July 14, 2012 and December 31, 2011, a Level 3 measurement technique.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 8, the Company recorded a $1.9 million impairment of long-lived assets within the condensed consolidated statements of operations and other comprehensive income (loss) for the 12 and 28-week periods ended July 16, 2011. The Tops tradename is reviewed annually for impairment on December 1, or more frequently, if impairment indicators arise. See Note 1 to the Company’s consolidated financial statements in the 2011 Annual Report on Form 10-K for further discussion of the Company’s policies for valuing long-lived assets and intangible assets.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC 350-30, “Intangibles—Goodwill and Other—General Intangibles Other than Goodwill.” The amendments are effective for the Company’s annual and interim impairment tests performed for the fiscal year beginning December 30, 2012, with early adoption permitted. Because the measurement of a potential impairment loss has not changed, the amendments will not have an effect on the Company’s consolidated financial statements.

3. INTANGIBLE ASSETS, NET

Intangible assets, net of accumulated amortization, consist of the following (dollars in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
July 14, 2012	Amount	Amortization	Amount	Period
Tradename – indefinite	$41,011	—	$41,011	Indefinite life
Customer relationships	28,591	(21,368)	7,223	8.4
Favorable/unfavorable lease rights	17,789	(7,722)	10,067	9.3
Franchise agreements	11,538	(4,853)	6,685	11.0
Tradenames – finite	4,310	(1,890)	2,420	8.5
Other	1,178	(314)	864	5.0

	$104,417	$(36,147)	$68,270	9.1

	Gross		Net
	Carrying	Accumulated	Carrying
December 31, 2011	Amount	Amortization	Amount
Tradename – indefinite	$41,011	—	$41,011
Customer relationships	28,591	(19,643)	8,948
Favorable/unfavorable lease rights	17,789	(6,610)	11,179
Franchise agreements	11,538	(4,288)	7,250
Tradenames – finite	4,310	(1,504)	2,806
Other	1,168	(237)	931

	$104,407	$(32,282)	$72,125

The Tops tradename is reviewed annually for impairment on December 1, or more frequently, if impairment indicators arise. Based on the Company’s assessment, no impairment indicators existed during the 28-week periods ended July 14, 2012 and July 16, 2011.

During the 12-week periods ended July 14, 2012 and July 16, 2011, amortization expense was $1.6 million and $2.0 million, respectively. During the 28-week periods ended July 14, 2012 and July 16, 2011, amortization expense was $3.9 million and $4.7 million, respectively. Such amortization is included in administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

As of July 14, 2012, expected future amortization of intangible assets is as follows (dollars in thousands):

2012 (remaining period)	$3,181
2013	6,303
2014	5,469
2015	4,163
2016	2,893
Thereafter	4,789

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (dollars in thousands):

	July 14, 2012	December 31, 2011
Wages, taxes and benefits	$15,309	$21,779
Lottery	10,377	10,124
Interest payable	8,906	7,846
Sales and use tax	4,373	964
Self-insurance reserves	3,864	3,468
Gift cards	2,702	4,517
Professional and legal fees	2,212	1,538
Union medical, pension and 401(k)	2,177	3,226
Repairs and maintenance	2,101	2,271
Money orders	1,813	3,133
Utilities	1,808	2,192
Property and equipment expenditures	1,009	1,718
Other	14,122	11,901

	$70,773	$74,677

5. CAPITAL LEASE OBLIGATIONS

The Company has a number of capital leases in effect for store properties and equipment. The initial lease terms generally range up to twenty-five years and will expire at various times through 2032, with options to renew for additional periods. The majority of the store leases provide for base rental, plus real estate taxes, insurance, common area maintenance and other operating expenses applicable to the leased premises. Some leases contain escalation clauses for future rents and contingent rents based on sales volume.

As of July 14, 2012, future minimum lease rental payments applicable to capital lease obligations follow (dollars in thousands):

2012 (remaining period)	$14,170
2013	29,983
2014	27,235
2015	24,293
2016	22,960
Thereafter	85,333

Total minimum lease payments	203,974
Less amounts representing interest	(86,615)

Present value of net minimum lease payments	117,359
Less current obligations	(13,465)

Long-term obligations	$103,894

The Company entered into sale-leaseback transactions in various years involving certain properties that did not qualify for sale-leaseback accounting as the lease agreements included various forms of continuing involvement. As a result, the transactions have been classified as financing transactions in accordance with FASB ASC Topic 840, “Leases.”

Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as capital lease obligations, allocated between land and building. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying building obligations, with no underlying cash payments deemed attributable to the land obligations. The related land assets are not depreciated, and at the end of the lease terms, the remaining capital lease obligations will equal the net book value of the land. The capital lease obligations as of July 14, 2012 and December 31, 2011 include $48.8 million of obligations related to land. At the expiration of the lease terms, or when the Company’s continuing involvement under the lease agreements ends, the related land and obligations will be removed from the balance sheet, with no underlying cash payments.

6. DEBT

Long-term debt is comprised of the following (dollars in thousands):

	July 14, 2012	December 31, 2011
Senior Notes	$350,000	$350,000
Discount on Senior Notes, net	(2,232)	(2,495)
Other loans	2,109	2,219
Mortgage note payable	811	950
ABL Facility	—	5,000

Total debt	350,688	355,674
Current portion	(351)	(434)

Total long-term debt	$350,337	$355,240

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

Also effective October 9, 2009, the Company entered into the ABL Facility, which expires on October 9, 2013. The ABL Facility allowed a maximum borrowing capacity of $70.0 million, including a sub-limit for the issuance of letters of credit, subject to a borrowing base calculation. The ABL Facility was amended on January 29, 2010 to increase the amount available under the revolving credit facility by $30.0 million to $100.0 million, subject to a borrowing base calculation. Based upon the borrowing base calculation as of July 14, 2012, the unused availability under the ABL Facility was $74.4 million, after giving effect to $14.8 million of letters of credit outstanding thereunder. As of December 31, 2011, $13.1 million of letters of credit were outstanding. Revolving loans under the ABL Facility will, at the Company’s option, bear interest at either i) LIBOR plus a margin of 350 to 400 basis points, determined based on levels of borrowing availability, or ii) the prime rate plus a margin of 250 to 300 basis points, determined based on levels of borrowing availability. The ABL Facility is collateralized primarily by (i) first-priority interests, subject to certain exceptions, in the ABL Priority Collateral and (ii) second-priority interests, subject to certain exceptions, in the Notes Priority Collateral.

The instruments governing the Senior Notes and ABL Facility impose customary affirmative and negative covenants on the Company, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sale or transfer of assets, payment of dividends, transactions involving affiliates, and change in control. Failure to meet any of these covenants would be an event of default.

7. INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	12-week periods ended		28-week periods ended
	July 14, 2012	July 16, 2011	July 14, 2012	July 16, 2011
Current	$(55)	$—	$(55)	$(20)
Deferred	(297)	(318)	(667)	(665)

Total income tax expense	$(352)	$(318)	$(722)	$(685)

While the Company maintains a 100% valuation allowance against its net deferred tax assets, the income tax expense for the 12-week period ended July 14, 2012 reflects the partial reversal of valuation allowance against net deferred tax assets. The overall effective tax rate was 3.6%. The effective tax rate would have been 39.6% without the impact of federal tax credits and adjustments to the valuation allowance.

The income tax expense for the 12-week period ended July 16, 2011 reflects the establishment of additional valuation allowance against net deferred tax assets during the period. The overall effective tax rate was 52.0%. The effective tax rate would have been 35.6% without the impact of the additional valuation allowance and discrete charges.

While the Company maintains a 100% valuation allowance against its net deferred tax assets, the income tax expense for the 28-week period ended July 14, 2012 reflects the partial reversal of valuation allowance against net deferred tax assets. The overall effective tax rate was 6.6%. The effective tax rate would have been 39.6% without the impact of federal tax credits and adjustments to the valuation allowance.

The income tax expense for the 28-week period ended July 16, 2011 reflects the establishment of additional valuation allowance against net deferred tax assets during the period. The overall effective tax rate was (61.7)%. The effective tax rate would have been 33.9% without the impact of the additional valuation allowance and discrete charges.

8. IMPAIRMENT

On June 30, 2011, the FTC approved an application by Tops to sell three supermarkets to Hometown Markets. The sale of these supermarkets closed in late July and early August 2011. As a result of the sale, the Company recorded a $1.9 million impairment within the condensed consolidated statements of operations and other comprehensive income (loss) for the 12 and 28-week periods ended July 16, 2011, representing the excess of the carrying value of assets over the sale price.

9. RELATED PARTY TRANSACTIONS

Effective November 30, 2007, the Company entered into a Transaction and Monitoring Fee Agreement with Morgan Stanley and Graycliff. In consideration of services provided, the Company incurs an annual monitoring fee of $0.8 million to Morgan Stanley and $0.2 million to Graycliff, payable in quarterly installments. During each of the 12-week periods ended July 14, 2012 and July 16, 2011, monitoring fees of $0.3 million were paid. During each of the 28-week periods ended July 14, 2012 and July 16, 2011, monitoring fees of $0.5 million were paid. These fees are included in administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

On November 12, 2009, the Company entered into a supply contract with C&S Wholesale Grocers, Inc. (“C&S”) whereby C&S provides warehousing, logistics, procurement and purchasing services in support of the majority of the Company’s supply chain. The agreement expires on September 24, 2016. The agreement provides that the actual costs of performing these services shall be reimbursed to C&S on an “open-book” or “cost-plus” basis, whereby the parties will negotiate annual budgets that will be reconciled against actual costs on a periodic basis. The parties will also annually negotiate services specifications and performance standards that will govern warehouse operations. The agreement defines the parties’ respective responsibilities for the procurement and purchase of merchandise intended for use or resale at the Company’s stores, as well as the parties’ respective remuneration for warehousing and procurement/purchasing activities. In consideration for the services it provides under the agreement, C&S will be paid an annual fee and will have incentive income opportunities based upon the Company’s cost savings and increases in retail sales volume.

Effective December 1, 2010, the Company extended the term of its existing supply contract with McKesson through January 31, 2014 for the supply of substantially all of the Company’s prescription drugs and other health and beauty care products requirements. The Company is required to purchase a minimum of $400 million of product during the period from December 1, 2010 to January 1, 2014. The Company has purchased $233.7 million of product under this contract through July 14, 2012.

Effective July 24, 2010, the Company extended its existing IT outsourcing agreement with HP Enterprise Services, LLC (formerly known as Electronic Data Systems, LLC), or HP, through December 31, 2017 to provide a wide range of information systems services. Under the agreement, HP provides data center operations, mainframe processing, business applications and systems development to enhance the Company’s customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates.

The costs of these purchase commitments are not reflected in the Company’s consolidated balance sheets.

Environmental Liabilities

The Company is contingently liable for potential environmental issues of some of its properties. As the Company is unable to determine the amount of any potential liability, no amounts were accrued as of July 14, 2012 and December 31, 2011.

Collective Bargaining Agreements

The Company employs over 12,000 associates. Approximately 91% of these associates are members of United Food and Commercial Workers, or UFCW, District Union Local One, or Local One, or two other UFCW unions that represented certain of the employees from the retained Penn Traffic supermarkets. All other associates are non-union serving primarily in management, field support, or pharmacist roles. The Company is a party to five collective bargaining agreements with Local One that expire between April 2014 and July 2014. The two non-Local One UFCW collective bargaining agreements expire in April 2013 and March 2015, respectively.

Multiemployer Pension Plan

At the time we entered into our original supply agreement with C&S, certain of our warehouse personnel became employees of C&S, with C&S assuming our obligations under several other multiemployer pension plans. Although we are not a sponsoring employer of, and make no contribution payments to any of these other multiemployer pension plans, we have certain contractual indemnification obligations for withdrawal liability that may arise in the event of C&S’s withdrawal from such plans, or upon termination of the supply agreement.

Legal Proceedings

The Company is involved in legal proceedings arising from the daily operations of its business, including general liability claims, unemployment claims and workers’ compensation claims which are covered by reserves and insurance. The Company believes that the ultimate resolution of such proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Such legal proceedings, however, are subject to inherent uncertainties, and the outcome of individual matters are not predictable. It is possible that the Company could be required to make expenditures, in excess of established provisions, in amounts that cannot reasonably be estimated. As the Company is unable to determine the amount of any potential liability, no amounts were accrued as of July 14, 2012 and December 31, 2011.

11. GUARANTOR FINANCIAL STATEMENTS

The obligations of Holding and Tops Markets under the Senior Notes are jointly and severally, fully and unconditionally guaranteed by Tops Gift Card Company, LLC and Tops PT, LLC (“Guarantor Subsidiaries”), both of which are 100%-owned subsidiaries of Tops Markets. Tops Gift Card Company, LLC was established in October 2008, while Tops PT, LLC was established in January 2010. Tops Markets is a joint issuer of the Senior Notes and is wholly-owned by Holding. Separate financial statements of Holding, Tops Markets and of the Guarantor Subsidiaries are not presented as the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable.

The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets as of July 14, 2012 and December 31, 2011 for Holding, Tops Markets, and the Guarantor Subsidiaries, and statements of operations and comprehensive income (loss) for the 12 and 28-week periods ended July 14, 2012 and July 16, 2011, and statements of cash flows for the 28-week periods ended July 14, 2012 and July 16, 2011. Within such condensed consolidated financial statements, the Company has corrected the 2011 presentation to reflect an income tax allocation for Tops Markets.

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

JULY 14, 2012

(Dollars in thousands)

(Unaudited)

	Tops Holding Corporation	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$53,132	$839	$—	$53,971
Accounts receivable, net	—	41,283	11,873	—	53,156
Intercompany receivables	—	4,312	37,548	(41,860)	—
Inventory, net	—	84,183	34,446		118,629
Prepaid expenses and other current assets	—	8,729	2,029	—	10,758
Income taxes refundable	—	116	—	—	116
Current deferred tax assets	—	1,363	—	608	1,971

Total current assets	—	193,118	86,735	(41,252)	238,601

Property and equipment, net	—	267,633	72,856	—	340,489
Intangible assets, net	—	60,316	7,954	—	68,270
Other assets	—	30,285	3,041	(23,745)	9,581
Investment in subsidiaries	(42,879)	116,588	—	(73,709)	—

Total assets	$(42,879)	$667,940	$170,586	$(138,706)	$656,941

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$65,737	$20,776	$—	$86,513
Intercompany payables	4,312	37,548	—	(41,860)	—
Accrued expenses and other current liabilities	1,508	51,460	18,547	(742)	70,773
Current portion of capital lease obligations	—	13,127	338	—	13,465
Current portion of long-term debt	—	351	—	—	351
Current deferred tax liabilities	—	—	11	(11)	—

Total current liabilities	5,820	168,223	39,672	(42,613)	171,102

Capital lease obligations	—	149,498	3,225	—	152,723
Long-term debt	—	353,378	—	(3,041)	350,337
Other long-term liabilities	—	21,212	5,290	—	26,502
Non-current deferred tax liabilities	—	17,700	5,811	(18,535)	4,976

Total liabilities	5,820	710,011	53,998	(64,189)	705,640

Total shareholders’ (deficit) equity	(48,699)	(42,071)	116,588	(74,517)	(48,699)

Total liabilities and shareholders’ (deficit) equity	$(42,879)	$667,940	$170,586	$(138,706)	$656,941

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2011

(Dollars in thousands)

(Unaudited)

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

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE 12-WEEK PERIOD ENDED JULY 14, 2012

(Dollars in thousands)

(Unaudited)

	Tops Holding Corporation	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$423,588	$138,995	$(222)	$562,361
Cost of goods sold	—	(298,231)	(92,283)	—	(390,514)
Distribution costs	—	(8,279)	(3,232)	—	(11,511)

Gross profit	—	117,078	43,480	(222)	160,336

Operating expenses:
Wages, salaries and benefits	—	(54,433)	(20,692)	—	(75,125)
Selling and general expenses	—	(16,268)	(6,354)	222	(22,400)
Administrative expenses	(628)	(13,544)	(4,371)	—	(18,543)
Rent expense, net	—	(1,529)	(2,039)	—	(3,568)
Depreciation and amortization	—	(8,933)	(3,090)	—	(12,023)
Advertising	—	(3,734)	(1,384)	—	(5,118)

Total operating expenses	(628)	(98,441)	(37,930)	222	(136,777)

Operating (loss) income	(628)	18,637	5,550	—	23,559

Interest expense, net	—	(13,665)	(44)	—	(13,709)
Equity income from subsidiaries	10,126	3,325	—	(13,451)	—

Income before income taxes	9,498	8,297	5,506	(13,451)	9,850
Income tax benefit (expense)	—	1,829	(2,181)	—	(352)

Net income	9,498	10,126	3,325	(13,451)	9,498
Other comprehensive income	—	—	—	—	—

Comprehensive income	$9,498	$10,126	$3,325	$(13,451)	$9,498

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE 12-WEEK PERIOD ENDED JULY 16, 2011

(Dollars in thousands)

(Unaudited)

	Tops Holding Corporation	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$417,903	$141,840	$(229)	$559,514
Cost of goods sold	—	(300,520)	(94,619)	—	(395,139)
Distribution costs	—	(6,619)	(2,774)	—	(9,393)

Gross profit	—	110,764	44,447	(229)	154,982

Operating expenses:
Wages, salaries and benefits	—	(54,701)	(21,655)	—	(76,356)
Selling and general expenses	—	(16,357)	(7,310)	229	(23,438)
Administrative expenses	(646)	(12,746)	(4,627)	—	(18,019)
Rent expense, net	—	(2,157)	(2,055)	—	(4,212)
Depreciation and amortization	—	(8,930)	(2,816)	—	(11,746)
Advertising	—	(3,072)	(1,340)	—	(4,412)
Impairment	—	—	(1,891)	—	(1,891)

Total operating expenses	(646)	(97,963)	(41,694)	229	(140,074)

Operating (loss) income	(646)	12,801	2,753	—	14,908
Interest expense, net	—	(14,249)	(48)	—	(14,297)
Equity income from subsidiaries	939	1,634	—	(2,573)	—

Income before income taxes	293	186	2,705	(2,573)	611
Income tax benefit (expense)	—	753	(1,071)	—	(318)

Net income	293	939	1,634	(2,573)	293
Other comprehensive income	—	—	—	—	—

Comprehensive income	$293	$939	$1,634	$(2,573)	$293

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE 28-WEEK PERIOD ENDED JULY 14, 2012

(Dollars in thousands)

(Unaudited)

	Tops Holding Corporation	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$961,236	$306,089	$(584)	$1,266,741
Cost of goods sold	—	(679,315)	(201,906)	—	(881,221)
Distribution costs	—	(18,280)	(6,998)	—	(25,278)

Gross profit	—	263,641	97,185	(584)	360,242

Operating expenses:
Wages, salaries and benefits	—	(126,620)	(47,735)	—	(174,355)
Selling and general expenses	—	(38,785)	(14,017)	584	(52,218)
Administrative expenses	(1,465)	(30,782)	(10,166)	—	(42,413)
Rent expense, net	—	(4,787)	(4,761)	—	(9,548)
Depreciation and amortization	—	(20,897)	(7,155)	—	(28,052)
Advertising	—	(7,919)	(2,845)	—	(10,764)

Total operating expenses	(1,465)	(229,790)	(86,679)	584	(317,350)

Operating (loss) income	(1,465)	33,851	10,506	—	42,892

Interest expense, net	—	(31,916)	(105)	—	(32,021)
Equity income from subsidiaries	11,614	6,282	—	(17,896)	—

Income before income taxes	10,149	8,217	10,401	(17,896)	10,871

Income tax benefit (expense)	—	3,397	(4,119)	—	(722)

Net income	10,149	11,614	6,282	(17,896)	10,149
Other comprehensive income	—	—	—	—	—

Comprehensive income	$10,149	$11,614	$6,282	$(17,896)	$10,149

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

FOR THE 28-WEEK PERIOD ENDED JULY 16, 2011

(Dollars in thousands)

(Unaudited)

	Tops Holding Corporation	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$958,836	$318,530	$(593)	$1,276,773
Cost of goods sold	—	(683,238)	(212,645)	—	(895,883)
Distribution costs	—	(16,800)	(6,756)	—	(23,556)

Gross profit	—	258,798	99,129	(593)	357,334

Operating expenses:
Wages, salaries and benefits	—	(125,986)	(49,352)	—	(175,338)
Selling and general expenses	—	(39,681)	(17,733)	593	(56,821)
Administrative expenses	(1,426)	(31,141)	(10,935)	—	(43,502)
Rent expense, net	—	(5,303)	(4,812)	—	(10,115)
Depreciation and amortization	—	(20,358)	(6,429)	—	(26,787)
Advertising	—	(7,226)	(3,176)	—	(10,402)
Impairment	—	—	(1,891)	—	(1,891)

Total operating expenses	(1,426)	(229,695)	(94,328)	593	(324,856)

Operating (loss) income	(1,426)	29,103	4,801	—	32,478

Interest expense, net	—	(33,449)	(139)	—	(33,588)
Equity (loss) income from subsidiaries	(369)	2,816	—	(2,447)	—

(Loss) income before income taxes	(1,795)	(1,530)	4,662	(2,447)	(1,110)

Income tax benefit (expense)	—	1,161	(1,846)	—	(685)

Net (loss) income	(1,795)	(369)	2,816	(2,447)	(1,795)

Other comprehensive income	—	—	—	—	—

Comprehensive (loss) income	$(1,795)	$(369)	$2,816	$(2,447)	$(1,795)

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE 28-WEEK PERIOD ENDED JULY 14, 2012

(Dollars in thousands)

(Unaudited)

	Tops Holding Corporation	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(512)	$36,778	$24,432	$—	$60,698
Cash flows used in investing activities:
Cash paid for property and equipment	—	(11,784)	(3,416)	—	(15,200)
Proceeds from insurable loss recovery	—	—	1,150	—	1,150
Change in intercompany receivables position	—	(512)	(21,992)	22,504	—

Net cash used in investing activities	—	(12,296)	(24,258)	22,504	(14,050)

Cash flows provided by (used in) financing activities:
Borrowings on ABL Facility	—	66,600	—	—	66,600
Repayments on ABL Facility	—	(71,600)	—	—	(71,600)
Principal payments on capital leases	—	(6,624)	(165)	—	(6,789)
Change in intercompany payables position	512	21,992	—	(22,504)	—
Change in bank overdraft position	—	181	—	—	181
Repayments of long-term debt borrowings	—	(250)	—	—	(250)

Net cash provided by (used in) financing activities	512	10,299	(165)	(22,504)	(11,858)

Net increase in cash and cash equivalents	—	34,781	9	—	34,790
Cash and cash equivalents-beginning of period	—	18,351	830	—	19,181

Cash and cash equivalents-end of period	$—	$53,132	$839	$—	$53,971

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE 28-WEEK PERIOD ENDED JULY 16, 2011

(Dollars in thousands)

(Unaudited)

	Tops Holding Corporation	Tops Markets, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(476)	$24,304	$11,226	$—	$35,054
Cash flows used in investing activities:
Cash paid for property and equipment	—	(10,516)	(15,392)	—	(25,908)
Proceeds from sale of assets	—	—	650	—	650
Change in intercompany receivables position	—	(476)	3,796	(3,320)	—

Net cash used in investing activities	—	(10,992)	(10,946)	(3,320)	(25,258)

Cash flows provided by (used in) financing activities:
Borrowings on ABL Facility	—	356,300	—	—	356,300
Repayments on ABL Facility	—	(358,800)	—	—	(358,800)
Principal payments on capital leases	—	(5,580)	(223)	—	(5,803)
Repayments of long-term debt borrowings	—	(227)	—	—	(227)
Deferred financing costs incurred	—	(57)	—	—	(57)
Change in bank overdraft position	—	8	—	—	8
Change in intercompany payables position	476	(3,796)	—	3,320	—

Net cash provided by (used in) financing activities	476	(12,152)	(223)	3,320	(8,579)

Net increase in cash and cash equivalents	—	1,160	57	—	1,217
Cash and cash equivalents-beginning of period	—	16,689	730	—	17,419

Cash and cash equivalents-end of period	$—	$17,849	$787	$—	$18,636

12. SUBSEQUENT EVENT

On July 19, 2012, the Company announced an agreement with GU Markets LLC, an affiliate of C&S, to acquire 21 supermarkets in Upstate New York and Vermont. The transaction is expected to close during the fall of 2012 and is subject to customary closing conditions. The aggregate purchase price of approximately $28 million, inclusive of inventory and real property associated with two of the supermarkets, is expected to be funded using cash on hand.

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

COMPANY OVERVIEW

We are a leading supermarket retailer in our Upstate New York and Northern Pennsylvania markets. Introduced in 1962, our Tops brand is widely recognized as a strong retail supermarket brand name in our markets supported by strong customer loyalty and attractive supermarket locations. We are headquartered in Williamsville, New York and have over 12,000 associates.

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

Our condensed consolidated financial statements for the 12 and 28-week periods ended July 14, 2012 and July 16, 2011 are unaudited, and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair condensed consolidated statement of financial position and results of operations for such periods.

RECENT EVENTS AFFECTING OUR RESULTS OF OPERATIONS AND THE COMPARABILITY OF REPORTED RESULTS OF OPERATIONS

Acquisition of Penn Traffic

On January 29, 2010, we completed the Penn Traffic acquisition, which involved the acquisition of substantially all of the assets of The Penn Traffic Company out of bankruptcy, including Penn Traffic’s 79 retail supermarkets. We have retained 50 of the acquired supermarkets. Three supermarkets were sold during late July and early August 2011, one supermarket was closed in October 2011, and one supermarket was sold in January 2012. Net sales and operating loss for these five supermarkets were $9.8 million and $1.6 million, respectively, for the 12-week period ended July 16, 2011, and $22.1 million and $1.5 million, respectively, for the 28-week period ended July 16, 2011. The supermarket that was sold in January 2012 had an immaterial impact on our condensed consolidated financial statements for the 28-week period ended July 14, 2012.

RESULTS OF OPERATIONS

12-Week Period Ended July 14, 2012 Compared with 12-Week Period Ended July 16, 2011

Summary

The results of operations during the 12-week period ended July 14, 2012 when compared with the 12-week period ended July 16, 2011 were primarily impacted by a $5.4 million increase in gross profit, which was caused in part by a $4.2 million favorable change in year-over-year non-cash LIFO adjustments. Additionally, we experienced a $3.3 million reduction in operating expenses, largely related to a $1.9 million decrease in utility costs and a $1.9 million impairment recognized during the prior year period.

Net Sales

The following table includes a comparison of the components of our net sales for the 12-week periods ended July 14, 2012 and July 16, 2011.

(Dollars in thousands)

	12-week periods ended		$ Change	% Change
	July 14, 2012	July 16, 2011
Inside sales	$509,120	$507,387	$1,733	0.3%
Gasoline sales	53,241	52,127	1,114	2.1%

Net sales	$562,361	$559,514	$2,847	0.5%

Inside sales increased during the 12-week period ended July 14, 2012 compared with the 12-week period ended July 16, 2011 due to a 1.6% increase in same store sales, as well as the $3.2 million inside sales contribution of a supermarket opened in September 2011. The increase in same store sales was largely attributable to the timing of the Easter holiday and our Monopoly® promotion. The week following Easter, historically a very poor sales week, occurred during the 2012 first quarter (16-week period ended April 21, 2012), versus the 2011 second quarter (12-week period ended July 16, 2011). Additionally, there was a change in timing of our Monopoly® marketing promotion, which ran from April through July in 2012, compared with January through April in 2011. Inside sales were negatively impacted by a significant decline in pharmacy sales, largely the result of the recent conversion of certain drugs from being brand only to having generic equivalents. This conversion had an estimated 50 basis points impact on same store sales. Inside sales were also impacted by the sale or closure of five of the acquired Penn Traffic supermarkets during the second half of 2011 and early January 2012 that contributed $9.8 million of inside sales during the 2011 period.

Gasoline sales increased during the 12-week period ended July 14, 2012 compared with the 12-week period ended July 16, 2011 due to a 5.5% increase in the number of gallons sold, primarily due to the addition of five new fuel stations since July 2011. This was partially offset by a 3.2% decrease in the retail price per gallon.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 12-week periods ended July 14, 2012 and July 16, 2011.

(Dollars in thousands)

	12-week period ended July 14, 2012	% of Net Sales	12-week period ended July 16, 2011	% of Net Sales	$ Change	% Change
Cost of goods sold	$(390,514)	69.4%	$(395,139)	70.6%	$4,625	1.2%
Distribution costs	(11,511)	2.0%	(9,393)	1.7%	(2,118)	(22.5)%

Gross profit	$160,336	28.5%	$154,982	27.7%	$5,354	3.5%

We experienced a change in LIFO inventory valuation adjustments from expense of $2.8 million during the 12-week period ended July 16, 2011 to income of $1.4 million during the 12-week period ended July 14, 2012. Excluding the impact of non-cash LIFO adjustments, cost of goods sold as a percentage of net sales was 69.7% and 70.1% during the 12-week periods ended July 14, 2012 and July 16, 2011, respectively. This improvement was a result of a continuation of pricing improvements commenced in 2011, promotional spending changes and sales mix.

As a percentage of net sales, the increase in distribution costs during the 12-week period ended July 14, 2012 compared with the 12-week period ended July 16, 2011 was due to a $0.9 million benefit during the 2011 period from the “open book” supply agreement with C&S related to favorable gross margin, largely attributable to commodity forward buy activities. This benefit was not duplicated during the 2012 period. Additionally, we incurred a $0.4 million negative impact of incremental workers’ compensation claims, as well as adverse development of previously existing claims, sustained by C&S during the 2012 period. Additional C&S labor costs were also occurred in connection with an IT system conversion and the transition of warehousing and distribution activities between two locations as part of a collective bargaining agreement between C&S and its union employees that service our supermarkets.

Operating Expenses

The following table includes a comparison of operating expenses for the 12-week periods ended July 14, 2012 and July 16, 2011.

(Dollars in thousands)

	12-week period ended July 14, 2012	% of Net Sales	12-week period ended July 16, 2011	% of Net Sales	$ Change	% Change
Wages, salaries and benefits	$75,125	13.4%	$76,356	13.6%	$(1,231)	(1.6)%
Selling and general expenses	22,400	4.0%	23,438	4.2%	(1,038)	(4.4)%
Administrative expenses	18,543	3.3%	18,019	3.2%	524	2.9%
Rent expense	3,568	0.6%	4,212	0.8%	(644)	(15.3)%
Depreciation and amortization	12,023	2.1%	11,746	2.1%	277	2.4%
Advertising	5,118	0.9%	4,412	0.8%	706	16.0%
Impairment	—	0.0%	1,891	0.3%	(1,891)	(100.0)%

Total	$136,777	24.3%	$140,074	25.0%	$(3,297)	(2.4)%

Wages, Salaries and Benefits

As a percentage of net sales, the decrease in wages, salaries and benefits during the 12-week period ended July 14, 2012 compared with the 12-week period ended July 16, 2011 was attributable to a $0.9 million reduction in self-insured workers’ compensation expense due to a reduction in claims occurrences by our workforce, as well as the more effective leveraging of labor.

Selling and General Expenses

As a percentage of net sales, the decrease in selling and general expenses during the 12-week period ended July 14, 2012 compared with the 12-week period ended July 16, 2011 was largely due to a $1.9 million decrease in utility costs, primarily attributable to lower commodity costs for electricity. This was partially offset by a $1.1 million increase in self-insured general liability expense due to the adverse development of existing claims.

Administrative Expenses

Administrative expenses remained consistent during the 12-week period ended July 14, 2012 compared with the 12-week period ended July 16, 2011.

Rent Expense, Net

Rent expense reflects our rental expense for our supermarkets under operating leases, net of income we receive from various entities that rent space in our supermarkets under subleases. The decrease in rent expense during the 12-week period ended July 14, 2012 compared with the 12-week period ended July 16, 2011 was due to a $0.8 million settlement gain recognized during the 2012 period related to the termination of sub-lease agreements for in-store banks in three of our supermarkets.

Depreciation and Amortization

Depreciation and amortization expense remained consistent during the 12-week period ended July 14, 2012 compared with the 12-week period ended July 16, 2011.

Advertising

The increase in advertising during the 12-week period ended July 14, 2012 compared with the 12-week period ended July 16, 2011 was largely due to the change in timing of our Monopoly® marketing promotion, which ran from April through July in 2012, compared with January through April in 2011.

Impairment

On June 30, 2011, the FTC approved our application to sell three supermarkets to Hometown Markets. The sale of these supermarkets closed in late July and early August 2011. As a result of the sale, we recorded a $1.9 million impairment during the 12-week period ended July 16, 2011, representing the excess of the carrying value of assets over the sale price. No such impairments were recognized during the 12-week period ended July 14, 2012.

Interest Expense, Net

The $0.6 million decrease in interest expense during the 12-week period ended July 14, 2012 compared with the 12-week period ended July 16, 2011 was attributable to a $0.4 million reduction in capital lease interest expense resulting from the decrease in outstanding principal balances, as well as reduced borrowings under our ABL Facility.

Income Tax Expense

While we maintain a 100% valuation allowance against our net deferred tax assets, the income tax expense for the 12-week period ended July 14, 2012 reflects the partial reversal of additional valuation against net deferred tax assets. The overall effective tax rate was 3.6%. The effective tax rate would have been 39.6% without the impact of federal tax credits and adjustments to the valuation allowance.

The income tax expense for the 12-week period ended July 16, 2011 reflects the establishment of additional valuation allowance against net deferred tax assets during the period. The overall effective tax rate was 52.0%. The effective tax rate would have been 35.6% without the impact of the additional valuation allowance.

28-Week Period Ended July 14, 2012 Compared with 28-Week Period Ended July 16, 2011

Summary

The results of operations during the 28-week period ended July 14, 2012 when compared with the 28-week period ended July 16, 2011 were primarily impacted by a $2.9 million increase in gross profit, which included a $1.4 million favorable change in year-over-year non-cash LIFO adjustments. This increase in gross profit, also attributable to an increased margin rate on sales, was despite a $10.0 million reduction in sales due to a net reduction in store count given the sale or closure of five of the acquired Penn Traffic supermarkets during the second half of 2011 and early January 2012. We experienced a $7.5 million reduction in operating expenses, largely related to a $4.2 million decrease in utility costs and a $1.9 million impairment recognized during the prior year period.

Net Sales

The following table includes a comparison of the components of our net sales for the 28-week periods ended July 14, 2012 and July 16, 2011.

(Dollars in thousands)

	28-week periods ended		$ Change	% Change
	July 14, 2012	July 16, 2011
Inside sales	$1,148,614	$1,166,280	$(17,666)	(1.5)%
Gasoline sales	118,127	110,493	7,634	6.9%

Net sales	$1,266,741	$1,276,773	$(10,032)	(0.8)%

Inside sales decreased during the 28-week period ended July 14, 2012 compared with the 28-week period ended July 16, 2011 due to a 0.4% decrease in same store sales, combined with the impact of the sale or closure of five of the acquired Penn Traffic supermarkets during the second half of 2011 and early January 2012 that contributed $22.1 million of inside sales during the 2011 period. Inside sales were negatively impacted by a significant decline in pharmacy sales, largely the result of the recent conversion of certain drugs from being brand only to having generic equivalents. This conversion had an estimated 30 basis points impact on same store sales. These factors were partially offset by $8.3 million of incremental inside sales contribution during the 2012 period related to two supermarkets opened during March and September 2011.

Gasoline sales increased during the 28-week period ended July 14, 2012 compared with the 28-week period ended July 16, 2011 due to a 3.9% increase in the number of gallons sold, primarily due to the addition of five new fuel stations since July 2011. Additionally, the sales increase was impacted by a 2.9% increase in the retail price per gallon.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 28-week periods ended July 14, 2012 and July 16, 2011.

(Dollars in thousands)

	28-week period ended July 14, 2012	% of Net Sales	28-week period ended July 16, 2011	% of Net Sales	$ Change	% Change
Cost of goods sold	$(881,221)	69.6%	$(895,883)	70.2%	$14,662	1.6%
Distribution costs	(25,278)	2.0%	(23,556)	1.8%	(1,722)	(7.3)%

Gross profit	$360,242	28.4%	$357,334	28.0%	$2,908	0.8%

We experienced a decrease in LIFO inventory valuation expense from $2.2 million during the 28-week period ended July 16, 2011 to $0.8 million during the 28-week period ended July 14, 2012. Excluding the impact of non-cash LIFO adjustments, cost of goods sold as a percentage of net sales was 69.5% and 70.0% during the 28-week periods ended July 14, 2012 and July 16, 2011, respectively. This improvement was a result of a continuation of pricing improvements commenced in 2011, promotional spending changes and sales mix. These factors were partially offset by the higher proportion of gasoline sales versus inside sales, as gasoline sales occur at higher cost of goods sold percentages.

As a percentage of net sales, the increase in distribution costs during the 28-week period ended July 14, 2012 compared with the 28-week period ended July 16, 2011 was due to a $0.9 million benefit during the 2011 period from the “open book” supply agreement with C&S related to favorable gross margin, largely attributable to commodity forward buy activities. This benefit was not duplicated during the 2012 period. Additionally, we incurred a $0.4 million negative impact of incremental workers’ compensation claims, as well as adverse development of previously existing claims, sustained by C&S during the 2012 period. Additional C&S labor costs were also occurred in connection with an IT system conversion and the transition of warehousing and distribution activities between two locations as part of a collective bargaining agreement between C&S and its union employees that service our supermarkets.

Operating Expenses

The following table includes a comparison of operating expenses for the 28-week periods ended July 14, 2012 and July 16, 2011.

(Dollars in thousands)

	28-week period ended July 14, 2012	% of Net Sales	28-week period ended July 16, 2011	% of Net Sales	$ Change	% Change
Wages, salaries and benefits	$174,355	13.8%	$175,338	13.7%	$(983)	(0.6)%
Selling and general expenses	52,218	4.1%	56,821	4.5%	(4,603)	(8.1)%
Administrative expenses	42,413	3.3%	43,502	3.4%	(1,089)	(2.5)%
Rent expense	9,548	0.8%	10,115	0.8%	(567)	(5.6)%
Depreciation and amortization	28,052	2.2%	26,787	2.1%	1,265	4.7%
Advertising	10,764	0.9%	10,402	0.8%	362	3.5%
Impairment	—	0.0%	1,891	0.1%	(1,891)	(100.0)%

Total	$317,350	25.1%	$324,856	25.4%	$(7,506)	(2.3)%

Wages, Salaries and Benefits

Wages, salaries and benefits remained consistent during the 28-week period ended July 14, 2012 compared with the 28-week period ended July 16, 2011.

Selling and General Expenses

As a percentage of net sales, the decrease in selling and general expenses during the 28-week period ended July 14, 2012 compared with the 28-week period ended July 16, 2011 was largely due to a $4.2 million decrease in utility costs, primarily attributable to lower commodity costs for electricity. Additionally, we recognized a $1.0 million gain related to an insurable flood loss recovery that was recorded within selling and general expenses during the 28-week period ended July 14, 2012. This was partially offset by a $1.3 million increase in self-insured general liability expense due to the adverse development of existing claims.

Administrative Expenses

The decrease in administrative expenses during the 28-week period ended July 14, 2012 compared with the 28-week period ended July 16, 2011 was primarily attributable to a $0.8 million reduction in IT outside professional fees and software maintenance expenses.

Rent Expense, Net

Rent expense reflects our rental expense for our supermarkets under operating leases, net of income we receive from various entities that rent space in our supermarkets under subleases. The decrease in rent expense during the 28-week period ended July 14, 2012 compared with the 28-week period ended July 16, 2011 was due to a $0.8 million settlement gain recognized during the 2012 period related to the termination of sub-lease agreements for in-store banks in three of our supermarkets.

Depreciation and Amortization

The increase in depreciation and amortization during the 28-week period ended July 14, 2012 compared with the 28-week period ended July 16, 2011 was largely attributable to incremental depreciation and amortization associated with 2011 and 2012 capital expenditure activity.

Advertising

Advertising remained consistent during the 28-week period ended July 14, 2012 compared with the 28-week period ended July 16, 2011.

Impairment

On June 30, 2011, the FTC approved our application to sell three supermarkets to Hometown Markets. The sale of these supermarkets closed in late July and early August 2011. As a result of the sale, we recorded a $1.9 million impairment, representing the excess of the carrying value of assets over the sale price. No such impairments were recognized during the 28-week period ended July 14, 2012.

Interest Expense, Net

The $1.6 million decrease in interest expense during the 28-week period ended July 14, 2012 compared with the 28-week period ended July 16, 2011 was attributable to a $1.0 million reduction in capital lease interest expense resulting from the decrease in outstanding principal balances, as well as reduced borrowings under our ABL Facility.

Income Tax Expense

While we maintain a 100% valuation allowance against our net deferred tax assets, the income tax expense for the 28-week period ended July 14, 2012 reflects the partial reversal of additional valuation allowance against net deferred tax assets. The overall effective tax rate was 6.6%. The effective tax rate would have been 39.6% without the impact of federal tax credits and adjustments to the valuation allowance.

The income tax expense for the 28-week period ended July 16, 2011 reflects the establishment of additional valuation allowance against net deferred tax assets during the period. The overall effective tax rate was (61.7)%. The effective tax rate would have been 33.9% without the impact of the additional valuation allowance and discrete charges.

LIQUIDITY AND CAPITAL RESOURCES

See Note 6 to our condensed consolidated financial statements included in this report for a description of our credit facilities.

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

On July 19, 2012, we announced an agreement with GU Markets LLC, an affiliate of C&S, to acquire 21 supermarkets in Upstate New York and Vermont. The transaction is expected to close during the fall of 2012 and is subject to customary closing conditions. The aggregate purchase price of approximately $28 million, inclusive of inventory and real property associated with two of the supermarkets, is expected to be funded using cash on hand.

Cash Flows Information

The following is a summary of cash provided by or used in each of the indicated types of activities:

(Dollars in thousands)

	28-week periods ended
	July 14, 2012	July 16, 2011
Cash provided by (used in):
Operating activities	$60,698	$35,054
Investing activities	(14,050)	(25,258)
Financing activities	(11,858)	(8,579)

Cash provided by operating activities during the 28-week period ended July 14, 2012 increased $25.6 million compared with the 28-week period ended July 16, 2011 due to an $8.6 million increase in earnings, adjusted for non-cash income and expenses. Additionally, changes in operating assets and liabilities represented a source of cash of $11.2 million during the 28-week period ended July 14, 2012, compared to a use of cash of $5.9 million during the 28-week period ended July 16, 2011. This period-over-period change was primarily attributable to the timing of vendor payments and the resulting changes in accounts payable during the respective periods.

Cash used in investing activities during the 28-week period ended July 14, 2012 decreased $11.2 million compared with the 28-week period ended July 16, 2011, largely due to the timing of capital expenditure activities. We expect to invest $35 million to $40 million in capital expenditures during the next 12 months.

Cash used in financing activities increased $3.3 million during the 28-week period ended July 14, 2012 compared with the 28-week period ended July 16, 2011 as a result of the change in net borrowings and repayments related to our ABL Facility.

Multiemployer Pension Plans

We contribute to the United Food and Commercial Workers District Union Local One (“Local One”) plan, a defined benefit multiemployer pension plan, under our collective bargaining agreements with Local One. The Local One plan generally provides retirement benefits to participants based on their service to contributing employers. During the 28-week periods ended July 14, 2012 and July 16, 2011, we made contributions of $5.1 million and $4.9 million, respectively, to this plan.

We are required to increase our annual contributions to the Local One plan pursuant to our collective bargaining agreements and the Local One plan’s rehabilitation plan. We are also contingently liable for withdrawal liability in the event that we withdraw from the Local One plan. In accordance with applicable accounting rules, our contingent withdrawal liability is not reflected in our condensed consolidated financial statements. We have no intention to withdraw from the Local One plan.

In addition, at the time we entered into our original supply agreement with C&S, certain of our warehouse personnel became employees of C&S, with C&S assuming our obligations under several other multiemployer pension plans. Although we are not a sponsoring employer of, and make no contribution payments to any of these other multiemployer pension plans, we have certain contractual indemnification obligations for withdrawal liability that may arise in the event of C&S’s withdrawal from such plans, or upon termination of the supply agreement.

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

We manage our exposure to interest rates and changes in the fair value of our debt instruments primarily through the strategic use of variable and fixed rate debt, and interest rate swaps. As of July 14, 2012, we did not have any outstanding interest rate swaps designated as fair value or cash flow hedges.

The table below provides information about our outstanding debt as of July 14, 2012. The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases. Interest rates reflect the weighted average rate for the outstanding instruments. The Fair-Value column includes the fair-value of our debt instruments as of July 14, 2012. Refer to Note 1 of our condensed consolidated financial statements included in this report for information about our accounting policy for financial instruments.

(Dollars in thousands)

	Expected Fiscal Year of Maturity
	Remainder of 2012	2013	2014	2015	2016	Thereafter	Fair Value
Debt
Fixed rate	$184	$2,290	$280	$350,166	$—	$—	$374,794
Average interest rate	7.1%	3.5%	7.1%	10.1%	N/A	N/A

Variable rate	$—	$—	$—	$—	$—	$—	$—
Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A

COMMODITY PRICE RISK

We purchase products that are impacted by commodity prices and are therefore subject to price volatility caused by weather, market conditions and other factors that are not considered predictable or within our control.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of July 14, 2012, the Chief Executive Officer and the Chief Financial Officer, together with certain designated members of the finance and accounting organization, evaluated the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective as of July 14, 2012.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting during the 28-week period ended July 14, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.	EXHIBITS

Exhibit No.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the quarterly report on Form 10-Q of Tops Holding Corporation for the quarter ended July 14, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOPS HOLDING CORPORATION
By:	/s/ William R. Mills
William R. Mills
Senior Vice President and Chief Financial Officer
August 27, 2012