Form 10-Q
period 2012-10-06
Tops Holding Corp
filed 2012-11-19
CIK 1483173

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 6, 2012

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

As of November 19, 2012, 144,776 shares of common stock of the registrant were outstanding.

TOPS HOLDING CORPORATION

i

PART I – FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	October 6, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$32,275	$19,181
Accounts receivable, net	52,399	55,987
Inventory, net	123,890	115,309
Prepaid expenses and other current assets	14,774	12,990
Income taxes refundable	117	285
Current deferred tax assets	1,971	1,971

Total current assets	225,426	205,723
Property and equipment, net	346,050	358,263
Goodwill (Note 4)	13,409	462
Intangible assets, net (Note 4)	67,700	71,663
Other assets	8,908	11,101

Total assets	$661,493	$647,212

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$69,798	$75,608
Accrued expenses and other current liabilities (Note 5)	86,204	74,677
Current portion of capital lease obligations (Note 6)	13,895	12,701
Current portion of long-term debt (Note 7)	307	434

Total current liabilities	170,204	163,420
Capital lease obligations (Note 6)	151,359	159,814
Long-term debt (Note 7)	350,392	355,240
Other long-term liabilities	27,996	23,893
Non-current deferred tax liabilities	5,273	4,309

Total liabilities	705,224	706,676

Commitments and contingencies (Note 11)
Shareholders’ deficit:
Common shares ($0.001 par value; 300,000 authorized shares, 144,776 shares issued and outstanding as of October 6, 2012 and December 31, 2011)	—	—
Paid-in capital	(648)	(1,528)
Accumulated deficit	(41,822)	(56,675)
Accumulated other comprehensive loss, net of tax	(1,261)	(1,261)

Total shareholders’ deficit	(43,731)	(59,464)

Total liabilities and shareholders’ deficit	$661,493	$647,212

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	12-week periods ended		40-week periods ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
Net sales	$538,431	$538,606	$1,805,172	$1,815,379
Cost of goods sold	(377,477)	(375,211)	(1,258,698)	(1,271,094)
Distribution costs	(11,091)	(10,470)	(36,369)	(34,026)

Gross profit	149,863	152,925	510,105	510,259
Operating expenses:
Wages, salaries and benefits	(72,334)	(69,691)	(246,689)	(245,029)
Selling and general expenses	(21,905)	(23,774)	(74,123)	(80,595)
Administrative expenses (inclusive of share-based compensation expense of $264, $264, $880 and $876)	(17,078)	(17,639)	(59,491)	(61,141)
Rent expense, net	(4,485)	(4,301)	(14,033)	(14,416)
Depreciation and amortization	(12,011)	(12,040)	(40,063)	(38,827)
Advertising	(3,601)	(3,838)	(14,365)	(14,240)
Impairment charges	—	(900)	—	(2,791)

Total operating expenses	(131,414)	(132,183)	(448,764)	(457,039)
Operating income	18,449	20,742	61,341	53,220
Interest expense, net	(13,406)	(13,997)	(45,427)	(47,585)

Income before income taxes	5,043	6,745	15,914	5,635
Income tax expense	(339)	(305)	(1,061)	(990)

Net income	4,704	6,440	14,853	4,645
Other comprehensive income	—	—	—	—

Comprehensive income	$4,704	$6,440	$14,853	$4,645

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	40-week periods ended
	October 6, 2012	October 8, 2011
Cash flows provided by operating activities:
Net income	$14,853	$4,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,784	51,454
Amortization of deferred financing costs	2,193	2,030
Deferred income taxes	964	959
Share-based compensation expense	880	876
LIFO inventory valuation adjustments	295	1,044
Impairment charges	—	2,791
Other	(429)	584
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	3,616	232
Increase in inventory, net	(1,518)	(1,678)
Increase in prepaid expenses and other current assets	(1,459)	(1,482)
Decrease in income taxes refundable	168	5
Decrease in accounts payable	(5,690)	(15,260)
Increase in accrued expenses and other current liabilities	9,899	5,927
Increase (decrease) in other long-term liabilities	3,969	(670)

Net cash provided by operating activities	79,525	51,457

Cash flows used in investing activities:
Acquisition of Grand Union supermarkets	(27,359)	—
Cash paid for property and equipment	(24,892)	(37,348)
Proceeds from insurable loss recovery	1,150	50
Proceeds from sale of assets	—	1,250

Net cash used in investing activities	(51,101)	(36,048)

Cash flows used in financing activities:
Borrowings on ABL Facility	66,600	454,500
Repayments on ABL Facility	(71,600)	(459,500)
Principal payments on capital leases	(9,850)	(8,426)
Repayments of long-term debt borrowings	(360)	(327)
Change in bank overdraft position	(120)	339
Deferred financing costs incurred	—	(57)

Net cash used in financing activities	(15,330)	(13,471)

Net increase in cash and cash equivalents	13,094	1,938
Cash and cash equivalents-beginning of period	19,181	17,419

Cash and cash equivalents-end of period	$32,275	$19,357

See notes to unaudited condensed consolidated financial statements.

TOPS HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

The Company

Tops Holding Corporation (“Holding” or “Company”) is the parent of Tops Markets, LLC (“Tops Markets”), a supermarket retailer in Upstate New York, Northern Pennsylvania and Vermont. Holding was incorporated on October 5, 2007 and commenced operations on December 1, 2007. Holding is owned by various funds affiliated with Morgan Stanley Private Equity, an affiliate of Morgan Stanley & Co., Incorporated (“Morgan Stanley”), Graycliff Partners (“Graycliff”) (formerly, HSBC Private Equity Partners), two minority investors and a company employee. Holding has no other business operations as its sole purpose is the ownership of Tops Markets. During early October 2012, Tops Markets completed the acquisition (“GU Acquisition”) of 21 retail supermarkets in Upstate New York and Vermont from GU Markets LLC (“GU Markets”), an affiliate of C&S Wholesale Grocers, Inc. (“C&S”). As of October 6, 2012, the Company operates 146 supermarkets under the banners of Tops, GU Family Markets, Grand Union and Bryants, with an additional five supermarkets operated by franchisees.

Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of Tops Holding Corporation in the 2011 Annual Report on Form 10-K.

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

The Company’s condensed consolidated financial statements for the 12-week and 40-week periods ended October 6, 2012 and October 8, 2011 are unaudited, and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.

Segments

The Company’s supermarkets offer grocery, produce, frozen, dairy, meat, floral, seafood, health and beauty care, general merchandise, deli and bakery goods. The Company operates one supermarket format where each supermarket offers the same general mix of products with similar pricing to similar categories of customers. The Company has concluded that each individual supermarket is an operating segment. As of October 6, 2012, 79 supermarkets offered pharmacy services and 46 fuel centers were in operation, inclusive of the Company’s franchise locations. The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, earnings and total assets, are its only reportable segment.

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

The following table presents sales revenue by type of similar product (dollars in thousands):

	12-week periods ended				40-week periods ended
	October 6, 2012		October 8, 2011		October 6, 2012		October 8, 2011
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Non-perishables(1)	$303,924	56.4%	$306,687	56.9%	$1,012,951	56.1%	$1,024,900	56.5%
Perishables(2)	143,741	26.7%	141,048	26.2%	485,122	26.9%	485,099	26.7%
Fuel	50,896	9.5%	47,633	8.8%	169,023	9.4%	158,126	8.7%
Pharmacy	35,920	6.7%	39,590	7.4%	124,792	6.9%	134,894	7.4%
Other(3)	3,950	0.7%	3,648	0.7%	13,284	0.7%	12,360	0.7%

	$538,431	100.0%	$538,606	100.0%	$1,805,172	100.0%	$1,815,379	100.0%

(1)	Non-perishables consist of grocery, dairy, frozen, general merchandise, health and beauty care and other non-perishable related products.
(2)	Perishables consist of produce, meat, seafood, bakery, deli, floral, prepared foods and other perishable related products.
(3)	Other primarily consists of franchise income and service commission income, such as lottery, money orders and money transfers.

The table above includes $2.0 million of net sales generated by the 21 supermarkets acquired in the GU Acquisition during each of the 12-week and 40-week periods ended October 6, 2012.

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

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, capital lease obligations and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value because of the short-term nature of these financial instruments. At October 6, 2012 and December 31, 2011, the estimated fair value and the carrying value of our debt instruments were as follows (dollars in thousands):

	October 6, 2012	December 31, 2011
Carrying value of debt instruments:
Current portion of capital lease obligations	$13,895	$12,701
Current portion of long-term debt	307	434
Long-term capital lease obligations	151,359	159,814
Long-term debt	350,392	355,240

Total carrying value of debt instruments	515,953	528,189
Fair value of debt instruments	516,599	530,652

Excess of fair value over book value	$646	$2,463

The fair value of the Company’s senior secured notes was based on quoted market prices, a Level 2 source. The fair value of the Company’s other long-term debt and capital lease obligations was based on the net present value of future cash flows using estimated applicable market interest rates for the Company at October 6, 2012 and December 31, 2011, a Level 3 measurement technique.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 9, the Company recorded long-lived asset impairment charges of $0.9 million and $2.8 million within the condensed consolidated statements of operations and comprehensive income for the 12-week and 40-week periods ended October 8, 2011, respectively. When applicable, goodwill and the Tops tradename are reviewed annually for impairment on December 1, or more frequently, if impairment indicators arise. See Note 1 to the Company’s consolidated financial statements in the 2011 Annual Report on Form 10-K for further discussion of the Company’s policies for valuing long-lived assets and intangible assets.

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

3. BUSINESS ACQUISITION

During early October 2012, the Company completed the GU Acquisition of 21 retail supermarkets in Upstate New York and Vermont. In addition to cash consideration of $27.4 million paid to GU Markets, the Company incurred $0.3 million and $1.0 million of transaction costs that have been recorded in administrative expenses in the condensed consolidated statements of operations and comprehensive income for the 12-week and 40-week periods ended October 6, 2012. The acquisition is being accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.”

The Company believes the acquisition creates significant strategic value due to the expansion it provides to the Company’s supermarket base with minimal incremental general and administrative expenses.

Under the purchase method of accounting, the aggregate purchase price is allocated to the net tangible and intangible assets based upon their estimated fair values on the acquisition date. The Company has engaged a third party valuation specialist to assist with the valuation of assets acquired. As the values of certain assets and liabilities are preliminary in nature, the fair values for the property and equipment, favorable/unfavorable lease rights, tradenames and goodwill are subject to adjustment as additional information is obtained. For purposes of a preliminary allocation of the assets acquired and liabilities assumed, the excess of the purchase price over the estimated fair value of net tangible and intangible assets has been assigned to goodwill, which is tax deductible. The purchase price allocations will be finalized within twelve months of the closing of the acquisition. When the valuations are finalized, changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of property and equipment, identifiable intangible assets acquired, including tradenames, and any related goodwill initially recorded.

The fair value of inventory was determined based upon the Company’s estimated replacement cost. The fair values of buildings, personal property and site improvements, all of which are included in property and equipment in the succeeding table, were determined using the cost approach. The fair value of land was determined using the market approach. The fair values of intangible assets were primarily determined using the income approach which, for the tradenames, is based upon the present value of the economic royalty savings associated with the tradenames and revenue projections attributed to the tradenames. Tradenames are being amortized on an accelerated basis based upon a brand obsolescence assumption.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the transaction date (dollars in thousands):

Assets acquired:
Inventory	$7,358
Accounts receivable	28
Prepaid expenses	325
Property and equipment	7,235
Goodwill	12,947
Favorable lease rights	2,385
Tradenames	1,000

Total assets acquired	31,278
Liabilities assumed:
Accrued expenses and other current liabilities	803
Unfavorable lease rights	2,244
Capital lease obligation	872

Total liabilities assumed	3,919

Acquisition price	$27,359

Unaudited Pro Forma Financial Information

The following table summarizes the Company’s unaudited pro forma operating results for the 12-week and 40-week periods ended October 6, 2012 and October 8, 2011, giving effect to the GU Acquisition as if it occurred on January 1, 2011 (dollars in thousands):

	12-week periods ended		40-week periods ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
Net sales	$564,411	$565,754	$1,881,156	$1,892,910
Operating income	21,345	22,831	66,307	55,771
Net income	7,600	8,529	19,819	7,196

The results of operations of the acquired supermarkets have been included in our condensed consolidated statements of operations following the respective closing dates of the individual supermarket acquisitions that ranged from September 24, 2012 to October 5, 2012. The acquired supermarkets contributed net sales of $2.0 million during each of the 12-week and 40-week periods ended October 6, 2012. It is impracticable to disclose net earnings for the post-acquisition period for these acquired supermarkets as net earnings of these supermarkets were not tracked on a collective basis due to the integration of administrative functions, including field supervision.

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

4. GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes the change in the Company’s goodwill balance during the 40-week period ended October 6, 2012 (dollars in thousands):

Balance – December 31, 2011	$462
Acquisition (Note 3)	12,947

Balance – October 6, 2012	$13,409

Intangible assets, net of accumulated amortization, consist of the following (dollars in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
October 6, 2012	Amount	Amortization	Amount	Period
Tradename – indefinite	$41,011	$—	$41,011	Indefinite life
Customer relationships	28,591	(22,107)	6,484	8.4
Favorable/unfavorable lease rights	16,222	(6,084)	10,138	9.7
Franchise agreements	11,538	(5,095)	6,443	11.0
Tradenames – finite	5,310	(2,056)	3,254	8.5
Other	716	(346)	370	5.0

	$103,388	$(35,688)	$67,700	9.4

December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename – indefinite	$41,011	$—	$41,011
Customer relationships	28,591	(19,643)	8,948
Favorable/unfavorable lease rights	17,789	(6,610)	11,179
Franchise agreements	11,538	(4,288)	7,250
Tradenames – finite	4,310	(1,504)	2,806
Other	706	(237)	469

	$103,945	$(32,282)	$71,663

The Tops tradename is reviewed annually for impairment on December 1, or more frequently, if impairment indicators arise. Based on the Company’s assessment, no impairment indicators existed during the 40-week periods ended October 6, 2012 and October 8, 2011.

During the 12-week periods ended October 6, 2012 and October 8, 2011, amortization expense was $1.5 million and $1.9 million, respectively. During the 40-week periods ended October 6, 2012 and October 8, 2011, amortization expense was $5.4 million and $6.6 million, respectively. Such amortization is included in administrative expenses in the condensed consolidated statements of operations and comprehensive income.

As of October 6, 2012, expected future amortization of intangible assets is as follows (dollars in thousands):

2012 (remaining period)	$1,671
2013	6,558
2014	5,703
2015	4,379
2016	3,094
Thereafter	5,284

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (dollars in thousands):

	October 6, 2012	December 31, 2011
Interest payable	$16,951	$7,846
Wages, taxes and benefits	16,425	21,779
Lottery	11,004	10,124
Union medical, pension and 401(k)	5,494	3,226
Self-insurance reserves	3,864	3,468
Money orders	3,686	3,133
Sales and use tax	3,368	964
Gift cards	2,732	4,517
Property and equipment expenditures	2,543	1,718
Professional and legal fees	2,307	1,538
Repairs and maintenance	2,056	2,271
Utilities	1,635	2,192
Other	14,139	11,901

	$86,204	$74,677

6. CAPITAL LEASE OBLIGATIONS

The Company has a number of capital leases in effect for store properties and equipment. The initial lease terms generally range up to 25 years and will expire at various times through 2032, with options to renew for additional periods. The majority of the store leases provide for base rental, plus real estate taxes, insurance, common area maintenance and other operating expenses applicable to the leased premises. Some leases contain escalation clauses for future rents and contingent rents based on sales volume.

As of October 6, 2012, future minimum lease rental payments applicable to capital lease obligations follow (dollars in thousands):

2012 (remaining period)	$7,136
2013	30,526
2014	27,612
2015	24,336
2016	22,987
Thereafter	85,334

Total minimum lease payments	197,931
Less amounts representing interest	(81,506)

Present value of net minimum lease payments	116,425
Less current obligations	(13,895)

Long-term obligations	$102,530

The Company entered into sale-leaseback transactions in various years involving certain properties that did not qualify for sale-leaseback accounting as the lease agreements included various forms of continuing involvement. As a result, the transactions have been classified as financing transactions in accordance with FASB ASC Topic 840, “Leases.”

Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as capital lease obligations, allocated between land and building. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying building obligations, with no underlying cash payments deemed attributable to the land obligations. The related land assets are not depreciated, and at the end of the lease terms, the remaining capital lease obligations will equal the net book value of the land. The capital lease obligations as of October 6, 2012 and December 31, 2011 include $48.8 million of obligations related to land. At the expiration of the lease terms, or when the Company’s continuing involvement under the lease agreements ends, the related land and obligations will be removed from the balance sheet, with no underlying cash payments.

7. DEBT

Long-term debt is comprised of the following (dollars in thousands):

	October 6, 2012	December 31, 2011
Senior Notes	$350,000	$350,000
Discount on Senior Notes, net	(2,110)	(2,495)
Other loans	2,060	2,219
Mortgage note payable	749	950
ABL Facility	—	5,000

Total debt	350,699	355,674
Current portion	(307)	(434)

Total long-term debt	$350,392	$355,240

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

Also effective October 9, 2009, the Company entered into the ABL Facility, which expires on October 9, 2013. The ABL Facility initially allowed a maximum borrowing capacity of $70.0 million, including a sub-limit for the issuance of letters of credit, subject to a borrowing base calculation. The ABL Facility was amended on January 29, 2010 to increase the amount available under the revolving credit facility by $30.0 million to $100.0 million, subject to a borrowing base calculation. Based upon the borrowing base calculation as of October 6, 2012, the unused availability under the ABL Facility was $80.2 million, after giving effect to $14.8 million of letters of credit outstanding thereunder. As of December 31, 2011, $13.1 million of letters of credit were outstanding under the ABL Facility. Revolving loans under the ABL Facility will, at the Company’s option, bear interest at either i) LIBOR plus a margin of 350 to 400 basis points, determined based on levels of borrowing availability, or ii) the prime rate plus a margin of 250 to 300 basis points, determined based on levels of borrowing availability. The ABL Facility is collateralized primarily by (i) first-priority interests, subject to certain exceptions, in the ABL Priority Collateral and (ii) second-priority interests, subject to certain exceptions, in the Notes Priority Collateral.

The instruments governing the Senior Notes and ABL Facility impose customary affirmative and negative covenants on the Company, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sale or transfer of assets, payment of dividends, transactions involving affiliates, and change in control. Failure to meet any of these covenants would be an event of default.

8. INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	12-week periods ended		40-week periods ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
Current	$42	$11	$97	$31
Deferred	297	294	964	959

Total income tax expense	$339	$305	$1,061	$990

While the Company maintains a 100% valuation allowance against its net deferred tax assets, the income tax expense for the 12-week period ended October 6, 2012 reflects the partial reversal of valuation allowance against net deferred tax assets. The overall effective tax rate was 6.7%. The effective tax rate would have been 40.1% without the impact of adjustments to the valuation allowance.

The income tax expense for the 12-week period ended October 8, 2011 reflects the establishment of additional valuation allowance against net deferred tax assets during the period. The overall effective tax rate was 4.5%. The effective tax rate would have been 35.6% without the impact of the additional valuation allowance.

While the Company maintains a 100% valuation allowance against its net deferred tax assets, the income tax expense for the 40-week period ended October 6, 2012 reflects the partial reversal of valuation allowance against net deferred tax assets. The overall effective tax rate was 6.7%. The effective tax rate would have been 39.8% without the impact of adjustments to the valuation allowance.

The income tax expense for the 40-week period ended October 8, 2011 reflects the establishment of additional valuation allowance against net deferred tax assets during the period. The overall effective tax rate was 17.6%. The effective tax rate would have been 35.8% without the impact of the additional valuation allowance.

9. IMPAIRMENT CHARGES

On June 30, 2011, the FTC approved an application by Tops to sell three supermarkets acquired in the January 2010 Penn Traffic acquisition to Hometown Markets, LLC (“Hometown Markets”). The sale of these supermarkets closed in late July and early August 2011. As a result of the sale, the Company recorded a $1.9 million impairment within the condensed consolidated statement of operations and comprehensive income for the 40-week period ended October 8, 2011, representing the excess of the carrying value of assets over the sale price.

During November 2011, the Company executed an agreement to sell the remaining supermarket acquired from Penn Traffic that was subject to the Final Order from the FTC requiring divestiture. As a result of the sale, the Company recorded a $0.9 million impairment within the condensed consolidated statements of operations and comprehensive income for the 12-week and 40-week periods ended October 8, 2011, representing the excess of the carrying value of assets over the sale price.

10. RELATED PARTY TRANSACTIONS

Effective November 30, 2007, the Company entered into a Transaction and Monitoring Fee Agreement with Morgan Stanley and Graycliff. In consideration of services provided, the Company incurs an annual monitoring fee of $0.8 million to Morgan Stanley and $0.2 million to Graycliff, payable in quarterly installments. During each of the 12-week periods ended October 6, 2012 and October 8, 2011, monitoring fees of $0.2 million were paid. During each of the 40-week periods ended October 6, 2012 and October 8, 2011, monitoring fees of $0.7 million were paid. These fees are included in administrative expenses in the condensed consolidated statements of operations and comprehensive income.

11. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

On November 12, 2009, the Company entered into a supply contract with C&S whereby C&S provides warehousing, logistics, procurement and purchasing services in support of the majority of the Company’s supply chain. The agreement expires on September 24, 2016. The agreement provides that the actual costs of performing these services shall be reimbursed to C&S on an “open-book” or “cost-plus” basis, whereby the parties will negotiate annual budgets that will be reconciled against actual costs on a periodic basis. The parties will also annually negotiate services specifications and performance standards that will govern warehouse operations. The agreement defines the parties’ respective responsibilities for the procurement and purchase of merchandise intended for use or resale at the Company’s stores, as well as the parties’ respective remuneration for warehousing and procurement/purchasing activities. In consideration for the services it provides under the agreement, C&S is paid an annual fee and has incentive income opportunities based upon the Company’s cost savings and increases in retail sales volume.

On September 24, 2012, the Company entered into a supplemental supply contract with C&S to provide similar services in support of the 21 supermarkets acquired in the GU Acquisition. The agreement expires on September 23, 2022. The agreement requires the Company to purchase a minimum of 1.8 million cases of merchandise per year, with certain exclusions including general merchandise and health and beauty care products.

Effective December 1, 2010, the Company extended the term of its existing supply contract with McKesson through January 31, 2014 for the supply of substantially all of the Company’s prescription drugs and other health and beauty care products requirements. The Company is required to purchase a minimum of $400 million of product during the period from December 1, 2010 to January 1, 2014. The Company has purchased $263.8 million of product under this contract through October 6, 2012.

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

The costs of these purchase commitments are not reflected in the Company’s condensed consolidated balance sheets.

Environmental Liabilities

The Company is contingently liable for potential environmental issues of some of its properties. As the Company is unable to determine the amount of any potential liability, no amounts were accrued as of October 6, 2012 and December 31, 2011.

Collective Bargaining Agreements

The Company employs over 13,000 associates. Approximately 88% of these associates are members of United Food and Commercial Workers, or UFCW, District Union Local One, or Local One, or two other UFCW unions that represented certain of the employees from the retained Penn Traffic supermarkets. All other associates are non-union with approximately 3% serving in our Grand Union acquired supermarket locations, and the remaining non-union associates serving primarily in management, field support, or pharmacist roles. The Company is a party to six collective bargaining agreements with Local One expiring between April 2014 and October 2015. The two non-Local One UFCW collective bargaining agreements expire in April 2013 and March 2015, respectively.

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

Legal Proceedings

The Company is unaware of legal proceedings that are expected to materially impact the Company’s consolidated financial statements as a whole. Accordingly, no amounts related to legal proceedings were accrued as of October 6, 2012 and December 31, 2011.

12. GUARANTOR FINANCIAL STATEMENTS

The obligations of Holding and Tops Markets under the Senior Notes are jointly and severally, fully and unconditionally guaranteed by Tops Gift Card Company, LLC and Tops PT, LLC (“Guarantor Subsidiaries”), both of which are 100%-owned subsidiaries of Tops Markets. Tops Gift Card Company, LLC was established in October 2008, and Tops PT, LLC was established in January 2010. Tops Markets is a joint issuer of the Senior Notes and is wholly-owned by Holding. Separate financial statements of Holding, Tops Markets and of the Guarantor Subsidiaries are not presented as the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. Tops Markets was the acquiring entity of the 21 supermarkets acquired as part of the October 2012 GU Acquisition.

The following supplemental financial information sets forth, on a condensed consolidated basis, balance sheets as of October 6, 2012 and December 31, 2011 for Holding, Tops Markets, and the Guarantor Subsidiaries, statements of operations and comprehensive income for the 12-week and 40-week periods ended October 6, 2012 and October 8, 2011, and statements of cash flows for the 40-week periods ended October 6, 2012 and October 8, 2011. The Company has corrected the 2011 presentation to reflect an income tax allocation for Tops Markets.

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

OCTOBER 6, 2012

(Dollars in thousands)

(Unaudited)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$31,380	$895	$—	$32,275
Accounts receivable, net		41,418	10,981	—	52,399
Intercompany receivables	—	4,531	43,207	(47,738)	—
Inventory, net	—	90,327	33,563	—	123,890
Prepaid expenses and other current assets	—	11,861	2,913	—	14,774
Income taxes refundable	—	117	—	—	117
Current deferred tax assets	—	1,363	—	608	1,971

Total current assets	—	180,997	91,559	(47,130)	225,426

Property and equipment, net	—	274,206	71,844	—	346,050
Goodwill	—	13,409	—	—	13,409
Intangible assets, net	—	60,191	7,509	—	67,700
Other assets	—	32,227	3,041	(26,360)	8,908
Investment in subsidiaries	(37,547)	120,578	—	(83,031)	—

Total assets	$(37,547)	$681,608	$173,953	$(156,521)	$661,493

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$53,636	$16,162	$—	$69,798
Intercompany payables	4,531	43,207	—	(47,738)	—
Accrued expenses and other current liabilities	1,653	65,708	19,585	(742)	86,204
Current portion of capital lease obligations	—	13,505	390	—	13,895
Current portion of long-term debt	—	307	—	—	307
Current deferred tax liabilities	—	—	11	(11)	—

Total current liabilities	6,184	176,363	36,148	(48,491)	170,204

Capital lease obligations	—	148,269	3,090	—	151,359
Long-term debt	—	353,433	—	(3,041)	350,392
Other long-term liabilities	—	22,286	5,710	—	27,996
Non-current deferred tax liabilities	—	17,997	8,427	(21,151)	5,273

Total liabilities	6,184	718,348	53,375	(72,683)	703,224

Total shareholders’ (deficit) equity	(43,731)	(36,740)	120,578	(83,838)	(43,731)

Total liabilities and shareholders’ (deficit) equity	$(37,547)	$681,608	$173,953	$(156,521)	$661,493

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2011

(Dollars in thousands)

(Unaudited)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$18,351	$830	$—	$19,181
Accounts receivable, net	—	44,809	11,178	—	55,987
Intercompany receivables	—	3,800	15,556	(19,356)	—
Inventory, net	—	79,972	35,337	—	115,309
Prepaid expenses and other current assets	—	10,654	2,336	—	12,990
Income taxes refundable	—	285	—	—	285
Current deferred tax assets	—	1,363	—	608	1,971

Total current assets	—	159,234	65,237	(18,748)	205,723
Property and equipment, net	—	282,207	76,056	—	358,263
Goodwill	—	462	—	—	462
Intangible assets, net	—	62,684	8,979	—	71,663
Other assets	—	27,687	3,041	(19,627)	11,101
Investment in subsidiaries	(54,493)	110,306	—	(55,813)	—

Total assets	$(54,493)	$642,580	$153,313	$(94,188)	$647,212

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$58,359	$17,249	$—	$75,608
Intercompany payables	3,800	15,556	—	(19,356)	—
Accrued expenses and other current liabilities	1,171	57,537	16,713	(744)	74,677
Current portion of capital lease obligations	—	12,348	353	—	12,701
Current portion of long-term debt	—	434	—	—	434
Current deferred tax liabilities	—	—	11	(11)	—

Total current liabilities	4,971	144,234	34,326	(20,111)	163,420

Capital lease obligations	—	156,456	3,358	—	159,814
Long-term debt	—	358,281	—	(3,041)	355,240
Other long-term liabilities	—	20,262	3,631	—	23,893
Non-current deferred tax liabilities	—	17,033	1,692	(14,416)	4,309

Total liabilities	4,971	696,266	43,007	(37,568)	706,676

Total shareholders’ (deficit) equity	(59,464)	(53,686)	110,306	(56,620)	(59,464)

Total liabilities and shareholders’ (deficit) equity	$(54,493)	$642,580	$153,313	$(94,188)	$647,212

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE 12-WEEK PERIOD ENDED OCTOBER 6, 2012

(Dollars in thousands)

(Unaudited)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$404,355	$134,282	$(206)	$538,431
Cost of goods sold	—	(288,206)	(89,271)	—	(377,477)
Distribution costs	—	(7,982)	(3,109)	—	(11,091)

Gross profit	—	108,167	41,902	(206)	149,863
Operating expenses:
Wages, salaries and benefits	—	(52,518)	(19,816)	—	(72,334)
Selling and general expenses	—	(16,937)	(5,174)	206	(21,905)
Administrative expenses	(628)	(12,256)	(4,194)	—	(17,078)
Rent expense, net	—	(2,467)	(2,018)	—	(4,485)
Depreciation and amortization	—	(8,914)	(3,097)	—	(12,011)
Advertising	—	(2,645)	(956)	—	(3,601)

Total operating expenses	(628)	(95,737)	(35,255)	206	(131,414)
Operating (loss) income	(628)	12,430	6,647	—	18,449
Interest expense, net	—	(13,364)	(42)	—	(13,406)
Equity income from subsidiaries	5,332	3,989	—	(9,321)	—

Income before income taxes	4,704	3,055	6,605	(9,321)	5,043
Income tax benefit (expense)	—	2,277	(2,616)	—	(339)

Net income	4,704	5,332	3,989	(9,321)	4,704
Other comprehensive income	—	—	—	—	—

Comprehensive income	$4,704	$5,332	$3,989	$(9,321)	$4,704

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE 12-WEEK PERIOD ENDED OCTOBER 8, 2011

(Dollars in thousands)

(Unaudited)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$404,076	$134,735	$(205)	$538,606
Cost of goods sold	—	(284,998)	(90,213)	—	(375,211)
Distribution costs	—	(7,507)	(2,963)	—	(10,470)

Gross profit	—	111,571	41,559	(205)	152,925
Operating expenses:
Wages, salaries and benefits	—	(49,694)	(19,997)	—	(69,691)
Selling and general expenses	—	(16,658)	(7,321)	205	(23,774)
Administrative expenses	(646)	(12,519)	(4,474)	—	(17,639)
Rent expense, net	—	(2,222)	(2,079)	—	(4,301)
Depreciation and amortization	—	(9,108)	(2,932)	—	(12,040)
Advertising	—	(2,703)	(1,135)	—	(3,838)
Impairment	—	—	(900)	—	(900)

Total operating expenses	(646)	(92,904)	(38,838)	205	(132,183)
Operating (loss) income	(646)	18,667	2,721	—	20,742
Interest expense, net	—	(13,951)	(46)	—	(13,997)
Equity income from subsidiaries	7,086	1,616	—	(8,702)	—

Income before income taxes	6,440	6,332	2,675	(8,702)	6,745
Income tax benefit (expense)	—	754	(1,059)	—	(305)

Net income	6,440	7,086	1,616	(8,702)	6,440
Other comprehensive income	—	—	—	—	—

Comprehensive income	$6,440	$7,086	$1,616	$(8,702)	$6,440

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE 40-WEEK PERIOD ENDED OCTOBER 6, 2012

(Dollars in thousands)

(Unaudited)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,365,591	$440,371	$(790)	$1,805,172
Cost of goods sold	—	(967,521)	(291,177)	—	(1,258,698)
Distribution costs	—	(26,262)	(10,107)	—	(36,369)

Gross profit	—	371,808	139,087	(790)	510,105

Operating expenses:
Wages, salaries and benefits	—	(179,138)	(67,551)	—	(246,689)
Selling and general expenses	—	(55,722)	(19,191)	790	(74,123)
Administrative expenses	(2,093)	(43,038)	(14,360)	—	(59,491)
Rent expense, net	—	(7,254)	(6,779)	—	(14,033)
Depreciation and amortization	—	(29,811)	(10,252)	—	(40,063)
Advertising	—	(10,564)	(3,801)	—	(14,365)

Total operating expenses	(2,093)	(325,527)	(121,934)	790	(448,764)

Operating (loss) income	(2,093)	46,281	17,153	—	61,341

Interest expense, net	—	(45,280)	(147)	—	(45,427)
Equity income from subsidiaries	16,946	10,271	—	(27,217)	—

Income before income taxes	14,853	11,272	17,006	(27,217)	15,914

Income tax benefit (expense)	—	5,674	(6,735)	—	(1,061)

Net income	14,853	16,946	10,271	(27,217)	14,853
Other comprehensive income	—	—	—	—	—

Comprehensive income	$14,853	$16,946	$10,271	$(27,217)	$14,853

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE 40-WEEK PERIOD ENDED OCTOBER 8, 2011

(Dollars in thousands)

(Unaudited)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,362,912	$453,265	$(798)	$1,815,379
Cost of goods sold	—	(968,236)	(302,858)	—	(1,271,094)
Distribution costs	—	(24,307)	(9,719)	—	(34,026)

Gross profit	—	370,369	140,688	(798)	510,259

Operating expenses:
Wages, salaries and benefits	—	(175,680)	(69,349)	—	(245,029)
Selling and general expenses	—	(56,339)	(25,054)	798	(80,595)
Administrative expenses	(2,072)	(43,660)	(15,409)	—	(61,141)
Rent expense, net	—	(7,525)	(6,891)	—	(14,416)
Depreciation and amortization	—	(29,466)	(9,361)	—	(38,827)
Advertising	—	(9,929)	(4,311)	—	(14,240)
Impairment	—	—	(2,791)	—	(2,791)

Total operating expenses	(2,072)	(322,599)	(133,166)	798	(457,039)

Operating (loss) income	(2,072)	47,770	7,522	—	53,220

Interest expense, net	—	(47,400)	(185)	—	(47,585)
Equity income from subsidiaries	6,717	4,432	—	(11,149)	—

Income before income taxes	4,645	4,802	7,337	(11,149)	5,635

Income tax benefit (expense)	—	1,915	(2,905)	—	(990)

Net income	4,645	6,717	4,432	(11,149)	4,645
Other comprehensive income	—	—	—	—	—

Comprehensive income	$4,645	$6,717	$4,432	$(11,149)	$4,645

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE 40-WEEK PERIOD ENDED OCTOBER 6, 2012

(Dollars in thousands)

(Unaudited)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(731)	$48,430	$31,826	$—	$79,525
Cash flows used in investing activities:
Acquisition of Grand Union supermarkets	—	(27,359)	—	—	(27,359)
Cash paid for property and equipment	—	(19,902)	(4,990)	—	(24,892)
Change in intercompany receivables position	—	(731)	(27,651)	28,382	—
Proceeds from insurable loss recovery	—	—	1,150	—	1,150

Net cash used in investing activities	—	(47,992)	(31,491)	28,382	(51,101)

Cash flows provided by (used in) financing activities:
Borrowings on ABL Facility	—	66,600	—	—	66,600
Repayments on ABL Facility	—	(71,600)	—	—	(71,600)
Change in intercompany payables position	731	27,651	—	(28,382)	—
Principal payments on capital leases	—	(9,580)	(270)	—	(9,850)
Repayments of long-term debt borrowings	—	(360)	—	—	(360)
Change in bank overdraft position	—	(120)	—	—	(120)

Net cash provided by (used in) financing activities	731	12,591	(270)	(28,382)	(15,330)

Net increase in cash and cash equivalents	—	13,029	65	—	13,094
Cash and cash equivalents-beginning of period	—	18,351	830	—	19,181

Cash and cash equivalents-end of period	$—	$31,380	$895	$—	$32,275

TOPS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE 40-WEEK PERIOD ENDED OCTOBER 8, 2011

(Dollars in thousands)

(Unaudited)

	Tops Holding		Guarantor
	Corporation	Tops Markets, LLC	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(713)	$35,274	$16,896	$—	$51,457
Cash flows used in investing activities:
Cash paid for property and equipment	—	(18,933)	(18,415)	—	(37,348)
Proceeds from sale of assets	—	—	1,250	—	1,250
Proceeds from insurable loss recovery	—	—	50	—	50
Change in intercompany receivables position	—	(713)	654	59	—

Net cash used in investing activities	—	(19,646)	(16,461)	59	(36,048)

Cash flows provided by (used in) financing activities:
Borrowings on ABL Facility	—	454,500	—	—	454,500
Repayments on ABL Facility	—	(459,500)	—	—	(459,500)
Principal payments on capital leases	—	(8,130)	(296)	—	(8,426)
Repayments of long-term debt borrowings	—	(327)	—	—	(327)
Change in bank overdraft position	—	339	—	—	339
Deferred financing costs incurred	—	(57)	—	—	(57)
Change in intercompany payables position	713	(654)	—	(59)	—

Net cash provided by (used in) financing activities	713	(13,829)	(296)	(59)	(13,471)

Net increase in cash and cash equivalents	—	1,799	139	—	1,938
Cash and cash equivalents-beginning of period	—	16,689	730	—	17,419

Cash and cash equivalents-end of period	$—	$18,488	$869	$—	$19,357

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPANY OVERVIEW

We are a leading supermarket retailer in our Upstate New York, Northern Pennsylvania and Vermont markets. Introduced in 1962, our Tops brand is widely recognized as a strong retail supermarket brand name in our markets supported by strong customer loyalty and attractive supermarket locations. We are headquartered in Williamsville, New York and have over 13,000 associates.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which are generally statements about future events, plans, objectives and performance. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to the following:

•	risks of claims relating to the Penn Traffic acquisition that may not have been properly discharged in the bankruptcy process;

•	the severity of current economic conditions and the impact on consumer demand and spending and our pricing strategy;

•	pricing and market strategies, the expansion, consolidation and other activities of competitors, and our ability to respond to the promotional practices of competitors;

•	our ability to increase or maintain our profit margins;

•	the success of our expansion and renovation plans;

•	fluctuations in utility, fuel and commodity prices which could impact consumer spending and buying habits and the cost of doing business;

•	risks inherent in our motor fuel operations;

•	our exposure to local economies and other adverse conditions due to our geographic concentration;

•	risks of natural disasters and severe weather conditions;

•	supply problems with our suppliers and vendors;

•	our relationships with unions and unionized employees, and the terms of future collective bargaining agreements or labor strikes;

•	increased operating costs resulting from rising employee benefit costs or pension funding obligations;

•	changes in, or the failure or inability to comply with, laws and governmental regulations applicable to the operation of our pharmacy and other businesses;

•	the adequacy of our insurance coverage against claims of our customers in connection with our pharmacy services;

•	estimates of the amount and timing of payments under our self-insurance policies;

•	risks of liability under environmental laws and regulations;

•	our ability to maintain and improve our information technology systems;

•	events that give rise to actual or potential food contamination, drug contamination or food-borne illness or any adverse publicity relating to these types of concerns, whether or not valid;

•	threats or potential threats to security;

•	our ability to retain key personnel;

•	risks of data security breaches or losses of confidential customer information;

•	risks relating to our substantial indebtedness;

•	claims or legal proceedings against us;

•	decisions by our controlling shareholders that may conflict with the interests of the holders of our debt; and

•	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and elsewhere in this report.

We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

BASIS OF PRESENTATION

We operate on a 52/53 week fiscal year ending on the Saturday closest to December 31. Our fiscal years include 13 four-week reporting periods, with an additional week in the thirteenth reporting period for 53-week fiscal years. Our first quarter of each fiscal year includes four reporting periods, while the remaining quarters include three reporting periods.

Our condensed consolidated financial statements for the 12-week and 40-week periods ended October 6, 2012 and October 8, 2011 are unaudited, and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.

RECENT EVENTS AFFECTING OUR RESULTS OF OPERATIONS AND THE COMPARABILITY OF REPORTED RESULTS OF OPERATIONS

Acquisition of Penn Traffic

On January 29, 2010, we completed the Penn Traffic acquisition, which involved the acquisition of substantially all of the assets of The Penn Traffic Company out of bankruptcy, including Penn Traffic’s 79 retail supermarkets. We have retained 50 of the acquired supermarkets. Three supermarkets were sold during late July and early August 2011, one supermarket was closed in October 2011, and one supermarket was sold in January 2012. As these supermarkets had an immaterial impact on the Company’s consolidated financial statements, they have not been considered for separate classification as discontinued operations. Net sales and operating loss for these five supermarkets were $33.9 million and $2.7 million, respectively, for the 40-week period ended October 8, 2011. The supermarket that was sold in January 2012 had an immaterial impact on our condensed consolidated financial statements for the 40-week period ended October 6, 2012.

Grand Union Acquisition

During early October 2012, Tops Markets completed the GU Acquisition of 21 retail supermarkets in Upstate New York and Vermont from GU Markets. These supermarkets contributed $2.0 million of net sales during each of the 12-week and 40-week periods ended October 6, 2012, which is immaterial to the condensed consolidated statements of operations and comprehensive income for the 12-week and 40-week periods ended October 6, 2012. The GU Acquisition could impact the Company’s segment reporting conclusions.

RESULTS OF OPERATIONS

12-Week Period Ended October 6, 2012 Compared with 12-Week Period Ended October 8, 2011

Summary

The results of operations during the 12-week period ended October 6, 2012 when compared with the 12-week period ended October 8, 2011 were primarily impacted by a $3.4 million decline in inside sales, reflecting a $3.7 million decrease in pharmacy sales attributable to the recent conversion of certain drugs from name brand only to having generic equivalents. Our gross profit margin declined 60 basis points due to increased participation in our fuel rewards program and lower gasoline margins. Additionally, our 2011 results reflect a $2.4 million reduction in health and welfare and labor expenses upon the ratification of the new Local One union agreements. These factors were partially offset by a reduction in other operating expenses resulting from our successful cost containment initiatives.

Net Sales

The following table includes a comparison of the components of our net sales for the 12-week periods ended October 6, 2012 and October 8, 2011.

(Dollars in thousands)

	12-week periods ended
	October 6, 2012	October 8, 2011	$ Change	% Change
Inside sales	$487,535	$490,973	$(3,438)	(0.7)%
Gasoline sales	50,896	47,633	3,263	6.9%

Net sales	$538,431	$538,606	$(175)	0.0%

Inside sales decreased due to a 1.3% decrease in same store sales, as well as the sale or closure of five of the acquired Penn Traffic supermarkets during the second half of 2011 and early January 2012 that contributed $3.5 million of inside sales during the 2011 period. Inside sales were negatively impacted by a significant decline in pharmacy sales, largely the result of the recent conversion of certain drugs from name brand only to having generic equivalents. This conversion had an estimated 75 basis points, or $3.7 million, impact on same store sales. These factors were partially offset by the $5.8 million inside sales contribution of new supermarkets opened since September 2011, including the $2.0 million contribution of the 21 acquired Grand Union supermarkets.

Gasoline sales increased due to a 5.2% increase in the number of gallons sold, primarily due to the addition of six new fuel stations since August 2011, as well as a 1.6% increase in the retail price per gallon.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 12-week periods ended October 6, 2012 and October 8, 2011.

(Dollars in thousands)

	12-week		12-week
	period ended	% of	period ended	% of	$	%
	October 6, 2012	Net Sales	October 8, 2011	Net Sales	Change	Change
Cost of goods sold	$(377,477)	70.1%	$(375,211)	69.7%	$(2,266)	(0.6)%
Distribution costs	(11,091)	2.1%	(10,470)	1.9%	(621)	(5.9)%

Gross profit	$149,863	27.8%	$152,925	28.4%	$(3,062)	(2.0)%

As a percentage of net sales, the increase in cost of goods sold was attributable to a $1.1 million increase in promotional expense, largely due to increased participation in our fuel rewards program, as well as a $1.3 million reduction in gasoline margins.

As a percentage of net sales, the increase in distribution costs was due to the continuation of incremental C&S labor costs in connection with an IT system conversion and the transition of warehousing and distribution activities between two locations as part of a collective bargaining agreement between C&S and its union employees that service our supermarkets.

Operating Expenses

The following table includes a comparison of operating expenses for the 12-week periods ended October 6, 2012 and October 8, 2011.

(Dollars in thousands)

	12-week		12-week
	period ended	% of	period ended	% of	$	%
	October 6, 2012	Net Sales	October 8, 2011	Net Sales	Change	Change
Wages, salaries and benefits	$72,334	13.4%	$69,691	12.9%	$2,643	3.8%
Selling and general expenses	21,905	4.1%	23,774	4.4%	(1,869)	(7.9)%
Administrative expenses	17,078	3.2%	17,639	3.3%	(561)	(3.2)%
Rent expense	4,485	0.8%	4,301	0.8%	184	4.3%
Depreciation and amortization	12,011	2.2%	12,040	2.2%	(29)	(0.2)%
Advertising	3,601	0.7%	3,838	0.7%	(237)	(6.2)%
Impairment charge	—	0.0%	900	0.2%	(900)	(100.0)%

Total	$131,414	24.4%	$132,183	24.5%	$(769)	(0.6)%

Wages, Salaries and Benefits

As a percentage of net sales, the increase in wages, salaries and benefits was largely attributable to the ratification of three union agreements by Local One during September 2011 for which predecessor agreements had expired earlier in the year. As part of these ratified agreements, certain employees were entitled to lump sum wage payments in lieu of hourly pay rate increases. These lump sum payments were recognized as expense on a pro-rata basis during the contract years to which they pertain. As a result of these agreed upon payments, we revised our estimated wage increase projections for the periods subsequent to the respective expiration dates of the five Local One agreements. These revised projections resulted in a $0.7 million reduction of wages expense during the 12-week period ended October 8, 2011 related to the first 28 weeks of fiscal 2011. Also as part of the Local One agreements ratified during September 2011, our 2011 health and welfare contribution rates were reduced to 2010 levels retroactive to the beginning of the year. With respect to these agreements, this contribution rate reduction resulted in a $1.7 million reduction of expense during the 12-week period ended October 8, 2011 related to the first 28 weeks of fiscal 2011.

Selling and General Expenses

As a percentage of net sales, the decrease in selling and general expenses was largely due to a $1.4 million decrease in utility costs, primarily attributable to lower commodity costs for electricity. Additionally, during the 12-week period ended October 6, 2012, we recorded a $1.2 million reversal of a liability attributable to the transition services agreement following the acquisition of the Penn Traffic supermarkets in 2010. These factors were partially offset by $0.4 million of expense related to a lease termination agreement associated with a closed supermarket recorded during the 12-week period ended October 6, 2012.

Administrative Expenses

Administrative expenses remained consistent during the 12-week period ended October 6, 2012 compared with the 12-week period ended October 8, 2011.

Rent Expense, Net

Rent expense reflects our rental expense for our supermarkets under operating leases, net of income we receive from various entities that rent space in our supermarkets under subleases. Rent expense remained consistent during the 12-week period ended October 6, 2012 compared with the 12-week period ended October 8, 2011.

Depreciation and Amortization

Depreciation and amortization expense remained consistent during the 12-week period ended October 6, 2012 compared with the 12-week period ended October 8, 2011.

Advertising

Advertising remained consistent during the 12-week period ended October 6, 2012 compared with the 12-week period ended October 8, 2011.

Impairment Charge

During November 2011, we executed an agreement to sell the remaining supermarket acquired from Penn Traffic that was subject to the Final Order from the FTC requiring divestiture. As a result of the sale, we recorded a $0.9 million impairment, representing the excess of the carrying value of assets over the sale price.

Interest Expense, Net

The $0.6 million decrease in interest expense was attributable to a $0.5 million reduction in capital lease interest expense resulting from the decrease in outstanding principal balances, as well as reduced borrowings under our ABL Facility.

Income Tax Expense

While we maintain a 100% valuation allowance against our net deferred tax assets, the income tax expense for the 12-week period ended October 6, 2012 reflects the partial reversal of additional valuation against net deferred tax assets. The overall effective tax rate was 6.7%. The effective tax rate would have been 40.1% without the impact of adjustments to the valuation allowance.

The income tax expense for the 12-week period ended October 8, 2011 reflects the establishment of additional valuation allowance against net deferred tax assets during the period. The overall effective tax rate was 4.5%. The effective tax rate would have been 35.6% without the impact of the additional valuation allowance.

40-Week Period Ended October 6, 2012 Compared with 40-Week Period Ended October 8, 2011

Summary

The results of operations during the 40-week period ended October 6, 2012 when compared with the 40-week period ended October 8, 2011 were primarily impacted by a $8.3 million reduction in operating expenses, largely related to a $5.6 million decrease in utility costs and impairment charges of $2.8 million recognized during the prior year period.

Net Sales

The following table includes a comparison of the components of our net sales for the 40-week periods ended October 6, 2012 and October 8, 2011.

(Dollars in thousands)

	40-week periods ended
	October 6, 2012	October 8, 2011	$ Change	% Change
Inside sales	$1,636,149	$1,657,253	$(21,104)	(1.3)%
Gasoline sales	169,023	158,126	10,897	6.9%

Net sales	$1,805,172	$1,815,379	$(10,207)	(0.6)%

Inside sales decreased due to a 0.7% decrease in same store sales, combined with the impact of the sale or closure of five of the acquired Penn Traffic supermarkets during the second half of 2011 and early January 2012 that contributed $25.5 million of inside sales during the 2011 period. Inside sales were negatively impacted by a significant decline in pharmacy sales, largely the result of the recent conversion of certain drugs from name brand only to having generic equivalents. This conversion had an estimated 44 basis points, or $7.5 million, impact on same store sales. These factors were partially offset by the $12.6 million inside sales contribution of new supermarkets opened since September 2011, including the $2.0 million contribution of the 21 acquired Grand Union supermarkets.

Gasoline sales increased due to a 4.3% increase in the number of gallons sold, primarily due to the addition of seven new fuel stations since July 2011. Additionally, the sales increase was impacted by a 2.5% increase in the retail price per gallon.

Gross Profit

The following table includes a comparison of cost of goods sold, distribution costs and gross profit for the 40-week periods ended October 6, 2012 and October 8, 2011.

(Dollars in thousands)

	40-week		40-week
	period ended	% of	period ended	% of	$	%
	October 6, 2012	Net Sales	October 8, 2011	Net Sales	Change	Change
Cost of goods sold	$(1,258,698)	69.7%	$(1,271,094)	70.0%	$12,396	1.0%
Distribution costs	(36,369)	2.0%	(34,026)	1.9%	(2,343)	(6.9)%

Gross profit	$510,105	28.3%	$510,259	28.1%	$(154)	0.0%

As a percentage of net sales, the decrease in cost of goods sold was attributable to a continuation of pricing improvements commenced in 2011, promotional spending changes and sales mix.

As a percentage of net sales, the increase in distribution costs was due to a $0.9 million benefit during the 2011 period from the “open book” supply agreement with C&S related to favorable gross margin, largely attributable to commodity forward buy activities. This benefit was not duplicated during the 2012 period. Additionally, we incurred a $0.4 million negative impact of incremental workers’ compensation claims, as well as adverse development of previously existing claims, sustained by C&S during the 2012 period. Additional C&S labor costs were also occurred in connection with an IT system conversion and the transition of warehousing and distribution activities between two locations as part of a collective bargaining agreement between C&S and its union employees that service our supermarkets.

Operating Expenses

The following table includes a comparison of operating expenses for the 40-week periods ended October 6, 2012 and October 8, 2011.

(Dollars in thousands)

	40-week		40-week
	period ended	% of	period ended	% of	$	%
	October 6, 2012	Net Sales	October 8, 2011	Net Sales	Change	Change
Wages, salaries and benefits	$246,689	13.7%	$245,029	13.5%	$1,660	0.7%
Selling and general expenses	74,123	4.1%	80,595	4.4%	(6,472)	(8.0)%
Administrative expenses	59,491	3.3%	61,141	3.4%	(1,650)	(2.7)%
Rent expense	14,033	0.8%	14,416	0.8%	(383)	(2.7)%
Depreciation and amortization	40,063	2.2%	38,827	2.1%	1,236	3.2%
Advertising	14,365	0.8%	14,240	0.8%	125	0.9%
Impairment charges	—	0.0%	2,791	0.2%	(2,791)	(100.0)%

Total	$448,764	24.9%	$457,039	25.2%	$(8,275)	(1.8)%

Wages, Salaries and Benefits

As a percentage of net sales, the increase in wages, salaries and benefits was attributable to a $1.6 million increase in union health and welfare benefits due to a negotiated 10% increase in year-over-year contribution rates, and a $1.2 million increase in vacation expense due to additional paid time off provided to associates of the acquired Penn Traffic supermarkets under the collective bargaining agreements ratified during 2011. These factors were partially offset by the more effective leveraging of labor.

Selling and General Expenses

As a percentage of net sales, the decrease in selling and general expenses was largely due to a $5.6 million decrease in utility costs, primarily attributable to lower commodity costs for electricity, and a $1.0 million decrease in cleaning and other services due to the successful renegotiation of certain contracts. During the 40-week period ended October 6, 2012, we recorded a $1.2 million reversal of a liability attributable to the transition services agreement following the acquisition of the Penn Traffic supermarkets in 2010.

Additionally, we recognized a $1.0 million gain related to an insurable flood loss recovery that was recorded within selling and general expenses during the 40-week period ended October 6, 2012. These factors were partially offset by a $1.6 million increase in self-insured general liability expense due to the adverse development of existing claims.

Administrative Expenses

The decrease in administrative expenses was primarily attributable to a $0.9 million reduction in IT outside professional fees and software maintenance expenses.

Rent Expense, Net

Rent expense reflects our rental expense for our supermarkets under operating leases, net of income we receive from various entities that rent space in our supermarkets under subleases. Rent expense remained relatively consistent during the 40-week period ended October 6, 2012 compared with the 40-week period ended October 8, 2011.

Depreciation and Amortization

The increase in depreciation and amortization was largely due to incremental depreciation and amortization associated with 2011 and 2012 capital expenditure activity.

Advertising

Advertising remained consistent during the 40-week period ended October 6, 2012 compared with the 40-week period ended October 8, 2011.

Impairment Charges

On June 30, 2011, the FTC approved our application to sell three supermarkets acquired in the January 2010 Penn Traffic acquisition to Hometown Markets. The sale of these supermarkets closed in late July and early August 2011. As a result of the sale, we recorded a $1.9 million impairment, representing the excess of the carrying value of assets over the sale price.

During November 2011, we executed an agreement to sell the remaining supermarket acquired from Penn Traffic that was subject to the Final Order from the FTC requiring divestiture. As a result of the sale, we recorded a $0.9 million impairment, representing the excess of the carrying value of assets over the sale price.

No such impairments were recognized during the 40-week period ended October 6, 2012.

Interest Expense, Net

The $2.2 million decrease in interest expense was attributable to a $1.5 million reduction in capital lease interest expense resulting from the decrease in outstanding principal balances, as well as reduced borrowings under our ABL Facility.

Income Tax Expense

While we maintain a 100% valuation allowance against our net deferred tax assets, the income tax expense for the 40-week period ended October 6, 2012 reflects the partial reversal of additional valuation allowance against net deferred tax assets. The overall effective tax rate was 6.7%. The effective tax rate would have been 39.8% without the impact of adjustments to the valuation allowance.

The income tax expense for the 40-week period ended October 8, 2011 reflects the establishment of additional valuation allowance against net deferred tax assets during the period. The overall effective tax rate was 17.6%. The effective tax rate would have been 35.8% without the impact of the additional valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

See Note 7 to our condensed consolidated financial statements included in this report for a description of our credit facilities.

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

During early October 2012, we completed the GU Acquisition and acquired 21 retail supermarkets in Upstate New York and Vermont. The $27.4 million aggregate purchase price was funded using cash on hand.

Cash Flows Information

The following is a summary of cash provided by or used in each of the indicated types of activities:

(Dollars in thousands)

	40-week periods ended
	October 6, 2012	October 8, 2011
Cash provided by (used in):
Operating activities	$79,525	$51,457
Investing activities	(51,101)	(36,048)
Financing activities	(15,330)	(13,471)

Cash provided by operating activities during the 40-week period ended October 6, 2012 increased $28.1 million compared with the 40-week period ended October 8, 2011 due to a $6.2 million increase in earnings, adjusted for non-cash income and expenses. Additionally, changes in operating assets and liabilities represented a source of cash of $9.0 million during the 40-week period ended October 6, 2012, compared to a use of cash of $12.9 million during the 40-week period ended October 8, 2011. This period-over-period change was primarily attributable to the timing of vendor payments and the resulting changes in accounts payable during the respective periods.

Cash used in investing activities during the 40-week period ended October 6, 2012 increased $15.1 million compared with the 40-week period ended October 8, 2011, primarily due to cash consideration paid in connection with the GU Acquisition and the timing of capital expenditure activities. We expect to invest $35 million to $40 million in capital expenditures during the next 12 months.

Cash used in financing activities increased $1.9 million during the 40-week period ended October 6, 2012 compared with the 40-week period ended October 8, 2011 as a result of the change in net borrowings and repayments related to our ABL Facility.

Multiemployer Pension Plans

We contribute to the United Food and Commercial Workers District Union Local One (“Local One”) plan, a defined benefit multiemployer pension plan, under our collective bargaining agreements with Local One. The Local One plan generally provides retirement benefits to participants based on their service to contributing employers. During the 40-week periods ended October 6, 2012 and October 8, 2011, we made contributions of $7.2 million and $6.9 million, respectively, to this plan.

We are required to increase our annual contributions to the Local One plan pursuant to our collective bargaining agreements and the Local One plan’s rehabilitation plan. We are also contingently liable for withdrawal liability in the event that we withdraw from the Local One plan. We have no intention to withdraw from the Local One plan. In accordance with applicable accounting rules, no contingent withdrawal liability is reflected in our condensed consolidated financial statements.

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

Refer to our audited consolidated financial statements as of December 31, 2011 for a description of certain critical accounting policies, including those related to vendor allowances, inventory valuation, valuation of tradename, valuation of long-lived assets, leases, self-insurance programs and income taxes.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC 350-30, “Intangibles—Goodwill and Other—General Intangibles Other than Goodwill.” The amendments are effective for our annual and interim impairment tests performed for the fiscal year beginning December 30, 2012, with early adoption permitted. The amendments will not have an effect on our consolidated financial statements.

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

We manage our exposure to interest rates and changes in the fair value of our debt instruments primarily through the strategic use of variable and fixed rate debt, and interest rate swaps. As of October 6, 2012, we did not have any outstanding interest rate swaps designated as fair value or cash flow hedges.

The table below provides information about our outstanding debt as of October 6, 2012. The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases. Interest rates reflect the weighted average rate for the outstanding instruments. The Fair-Value column includes the fair-value of our debt instruments as of October 6, 2012. Refer to Note 1 of our condensed consolidated financial statements included in this report for information about our accounting policy for financial instruments.

(Dollars in thousands)

	Expected Fiscal Year of Maturity
	Remainder
	of 2012	2013	2014	2015	2016	Thereafter	Fair Value
Debt
Fixed rate	$73	$2,290	$280	$350,166	$—	$—	$372,059
Average interest rate	7.1%	3.5%	7.1%	10.1%	N/A	N/A

Variable rate	$—	$—	$—	$—	$—	$—	$—
Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A

COMMODITY PRICE RISK

We purchase products that are impacted by commodity prices and are therefore subject to price volatility caused by weather, market conditions and other factors that are not considered predictable or within our control.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of October 6, 2012, the Chief Executive Officer and the Chief Financial Officer, together with certain designated members of the finance and accounting organization, evaluated the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective as of October 6, 2012.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting during the 12-week period ended October 6, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is unaware of legal proceedings that are expected to materially impact the Company’s consolidated financial statements as a whole.

ITEM 1A.	RISK FACTORS

There are no material changes from risk factors for the Company disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 6.	EXHIBITS

Exhibit No.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the quarterly report on Form 10-Q of Tops Holding Corporation for the quarter ended October 6, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOPS HOLDING CORPORATION

By:	/s/ William R. Mills
William R. Mills
Senior Vice President and Chief Financial Officer
November 19, 2012